Form 10QSB
period 1995-09-30
TELEBYTE TECHNOLOGY INC
filed 1995-11-15
CIK 726451

United States
                                            Securities and Exchange Commission
                                                  Washington, D.C. 20549

                                                        FORM 10-QSB

[X]Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended  September 30, 1995

{]Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to

Commission File Number:             0-11883

                           TELEBYTE TECHNOLOGY, INC.
         (Exact name of registrant as specified in its charter)

Nevada                                                             11-2510138
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

270 Pulaski Road, Greenlawn, New York                                    11740
(Address of principal executive offices)                             (Zip Code)

Registrant's Telephone Number, including Area Code:           (516) 423-3232

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes      X                No

As of November 14, 1995 there were outstanding 1,511,566 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                           Yes                       No       X

                                                 TELEBYTE TECHNOLOGY, INC.

                                                           INDEX

Part I            Financial Information

         Item 1.           Financial Statements

                           Balance Sheets
                           September 30, 1995 (Unaudited)

                           Statements of Earnings
                           Three and nine months ended
                           September 30, 1995 and 1994 (Unaudited)

                           Statements of Cash Flows
                           Nine months ended
                           September 30, 1995 and 1994 (Unaudited)

                           Condensed Notes to Financial
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operation.



Part II  Other Information


                                                                        Part I
                              Financial Information

Item 1.      Financial Statements

                            TELEBYTE TECHNOLOGY, INC.
                                 BALANCE SHEETS
                                                                                                            September 30,1995
ASSETS                                                                                                            (unaudited)

CURRENT ASSETS
             Cash & cash equivalents                                                                               $       623,353
             Accounts receivable, less
               allowances for doubtful accounts                                                                            466,759
             Inventory                                                                                                     962,712
             Prepaid expenses                                                                                               40,625
             Deferred Income Taxes                                                                                          80,000
                                                                                                               --------------------
             TOTAL CURRENT ASSETS                                                                                        2,173,449

             PROPERTY, PLANT AND EQUIPMENT, less
               accumulated depreciation and amortization                                                                 1,185,374

             OTHER ASSETS                                                                                                   48,603
                                                                                                               --------------------
                                                                                                                    $    3,407,426
                                                                                                               ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts payable                                                                                     $         76,713
             Accrued expenses                                                                                               91,615
             Current maturities of long-term debt                                                                           47,165
                                                                                                               --------------------
             TOTAL CURRENT LIABILITIES                                                                                     215,493

LONG-TERM DEBT, less current maturities                                                                                  1,074,250

SHAREHOLDERS' EQUITY
             Common stock, par value $.01 per share
               1,636,566 issued and 1,511,566 outstanding                                                                   16,366
             Capital in excess of par value                                                                              2,751,988
             Accumulated deficit                                                                                         (573,013)
             Less treasury stock, at cost,
               (125,000 shares)                                                                                           (77,658)
                                                                                                               --------------------
                                                                                                                         2,117,683
                                                                                                               --------------------

TOTAL LIABILITIES AND SHAREHOLDER'S' EQUITY                                                                         $    3,407,426

                                                                                                               ====================

             The accompanying notes are an integral part of this financial statement.


                             TELEBYTE TECHNOLOGY, INC.
                             STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                            Three Months                                    Nine
                                                                                                            Months
                                                        Ended September 30,                                 Ended
                                                                                                            September
                                                                                                            30,
                                               ---------------------------------------   ------------------------------------------

                                                     1995                 1994                  1995                  1994
                                               ------------------   ------------------   -------------------   --------------------

NET SALES                                          $     959,169          $ 1,007,701         $   2,854,691         $    2,865,163

COST OF SALES                                            437,706              457,624             1,256,402              1,283,790
                                               ------------------   ------------------   -------------------   --------------------
GROSS PROFIT                                             521,463              550,077             1,598,289              1,581,373
                                               ------------------   ------------------   -------------------   --------------------

OPERATING EXPENSES
      Research and development                            65,860               68,964               209,919                182,913
      Selling, general and administrative                386,741              387,085             1,228,554              1,145,503
                                               ------------------   ------------------   -------------------   --------------------
                                                         452,601              456,049             1,438,473              1,328,416
                                               ------------------   ------------------   -------------------   --------------------

Operating Income                                          68,862               94,028               159,816                252,957
                                               ------------------   ------------------   -------------------   --------------------

OTHER INCOME (EXPENSE)
    Rental Income                                         12,048               12,048                36,146                 24,097
    Interest Income                                        4,838                4,176                14,400                  7,495
    Interest Expense                                    (29,996)             (34,519)              (86,897)              (100,758)
                                               ------------------   ------------------   -------------------   --------------------

       Income before income taxes                         55,752               75,733               123,465                183,791

Provision for income taxes                                 1,700                3,800                 4,000                  8,500
                                               ------------------   ------------------   -------------------   --------------------

      NET INCOME (LOSS)                           $       54,052        $      71,933        $      119,465        $       175,291
                                               ==================   ==================   ===================   ====================

      NET INCOME PER SHARE
                                                           $0.04                $0.05                $ 0.08                  $0.11
                                               ==================   ==================   ===================   ====================

Average number of shares                               1,511,566            1,519,899             1,511,566              1,531,010
                                               ==================   ==================   ===================   ====================

The accompanying notes are an integral part of this financial statement


                            TELEBYTE TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                            Nine
                                                                                                            Months
                                                                                                            Ended
                                                                                                            September
                                                                                                            30,
                                                                                         ------------------------------------------

                                                                                                1995                  1994
                                                                                         -------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                                   $      119,465        $       175,291
Adjustments to reconcile net income to
  net cash used in operating activities:
             Depreciation and amortization                                                           38,474                 38,429
             Decrease (increase) in assets:
               Accounts receivable                                                                 (55,016)               (46,814)
               Inventories                                                                           89,345              (115,742)
               Prepaid expenses and other                                                           108,406                (6,814)
               Increase (decrease)  in liabilities:
               Accounts payable                                                                    (64,504)              (108,186)
               Accrued expenses                                                                      28,403                 48,181
                                                                                         -------------------   --------------------
Net cash provided by (used in)
operating activities                                                                                264,573               (15,655)
                                                                                         -------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash was paid for:
             Property and equipment                                                                  65,554                 66,788
                                                                                         -------------------   --------------------

Net cash used in investing activities                                                              (65,554)               (66,788)
                                                                                         -------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from:
             Financing capital assets                                                                26,257                 20,350
  Cash was used for:
             Purchase Treasury Stock                                                                      0                 22,658
             Principal payments of long-term debt                                                    41,300                 28,858
                                                                                         -------------------   --------------------
Net cash used in financing activities                                                              (15,043)               (31,166)
                                                                                         -------------------   --------------------
Net increase (decrease) in cash and
  cash equivalents                                                                                  183,976              (113,609)
Cash and cash equivalents at
  beginning of period                                                                               439,377                545,508
                                                                                         -------------------   --------------------
Cash and cash equivalents at
  end of period                                                                              $      623,353        $       431,899
                                                                                         ===================   ====================

             The accompanying notes are an integral part of this financial statement.

                                                TELEBYTE TECHNOLOGY, INC.
                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                        (Unaudited)

1.       CONDENSED FINANCIAL STATEMENTS

The balance sheet as of September 30, 1995, the statement of earnings for the three and nine months then ended and the statements of cash flows for the nine month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the fiscal year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

Item 2.Management's Discussion and Analysis of Financial Condition or Plan of Operation.

RESULTS OF OPERATIONS

Sales for the third quarter ended September 30, 1995 decreased 5% to $ 959,169 compared to sales of $1,007,701 for the same period in 1994, and sales of $1,010,590 for the second quarter of 1995. This decrease can be attributed to a poor response to a major direct mail campaign during the second quarter of 1995. In addition, several larger orders were delayed in placement and subsequently affected sales in the third quarter.

Cost of sales for the third quarter of $437,706 or 45.6% of sales increased compared to $457,624 or 45.4% of sales during the same period in 1994 and 43.2% of sales for the second quarter of 1995. The increase was due primarily to the lower margins from the sale of discontinued video products.

Selling, general and administrative expenses of $386,741 decreased slightly compared to $387,085 for the same period in 1994 and decreased from $443,568 in the second quarter of 1995, a 13% decrease. The decrease from the second quarter of 1995 reflects lower direct marketing expenses compared to the third quarter of 1995.

Research and development expenses decreased to $65,860 compared to $68,964 for the third quarter of 1994 and $76,021 in the second quarter of 1995. The Company continues the development of several new products, including an HDSL (High Datarate Subscriber Line) modem. The HDSL technology allows for high speed data transmission, T1 speeds, over greater distances than previously attainable. T1 service is growing in popularity since the requirement to interconnect Local Area Networks (LAN's) is dramatically increasing. The first product is expected to be introduced in the second quarter of 1996. Another major effort is the development of a media converter for LAN's that will operate at the new 100 million bits per second rate, referred to as 100 BASE-T or Fast Ethernet. This media converter allows Fast Ethernet systems to use fiber optic cables for error free data transmission. This product, called the Model 372 is expected to start shipping in the first quarter of 1996.

During 1995, the Company has developed a display technology which it believes is a significant feature for its power stealing short haul modems and interface converters. A patent application has been submitted to cover this LCD display concept. The display will provide the user with operational status of the communications link. The Company expects eight new products which will be introduced in the first half of 1996 that incorporate this display feature and another which is being introduced in the last quarter of 1995. It is anticipated that additional products will be introduced with this LCD display. Promotional support for these new products will begin in January of 1996.

Interest income increased to $4,838 and $14,400 for three and nine months ended September 30, 1995, compared to $4,176 and $7,495 for the comparable periods ended September 30, 1994. The increase reflects higher yields on short term investments of cash equivelents. Net income of $54,052 for the third quarter decreased compared to $71,933 for the third quarter of 1994. The decrease can be primarily attributed to lower than expected sales during the third quarter.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $264,573 compared to net cash used of $15,655 for the same period in 1994. This improvement resulted from reduced inventory levels and utilization of prepaid expenses. Working capital increased to $1,957,956 at September 30, 1995, an increase of $160,452 from December 31 1994. The current ratio at September 30, 1995 increased to 10.1 to 1 compared to
8.1 to 1 at December 31, 1994. The Company maintains a $1,000,000 line of credit with Merrill Lynch effective July 1, 1995 for one year. The Company has no amounts outstanding under the line of credit at this time. The Company considers it's working capital to be adequate to fund presently foreseeable working capital requirements.

PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

                           (a)      Exhibits no. 27 - Financial Data Schedule

                           (b)      Reports on Form 8-K - None

                                                        SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TELEBYTE TECHNOLOGY, INC.
                                            (Registrant)

Dated:    November 14, 1995                 By:
                                            Joel A. Kramer
                                            President, Chief Executive Officer
                                            and Chief Financial Officer