Form 10KSB
period 1995-12-31
TELEBYTE TECHNOLOGY INC
filed 1996-03-29
CIK 726451

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

( X ) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995 ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _______________

Commission file Number 0-11883

                            Telebyte Technology, Inc.
             (Exact name of registrant as specified in its charter)

             Nevada                                11-2510138
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)              Identification No.)

                   270 Pulaski Road, Greenlawn, New York 11740
                   (Address of principal executive) (Zip Code)

Registrant's telephone number, including area code (516) 423-3232

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                                       None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                                (Title of class)

Check whether the registrant (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
                               __X__ Yes _____ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

The registrant's revenues for its most recent fiscal year were $3,758,953.

The aggregrate market value of the voting stock held by non-affiliates of the registrant at March 14, 1996 was $771,482.

The number of shares of common stock outstanding at March 14, 1996 was 1,501,566.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
Transitional Small Business Disclosure Format (check one):  Yes _____; No  __X__

                                     PART 1

Item 1.           BUSINESS

Telebyte Technology, Inc. (herein either the "Company" or "Telebyte ") designs, manufactures, and markets electronic data communications products. The Company's operations are in a single business segment and, except for sales to foreign distributors, the Company does not conduct any foreign operations.
The Company was formed as a New York corporation in 1983 and re-incorporated in Nevada in 1987.

INTRODUCTION

The Company's electronic data communications equipment is used principally to provide connectivity solutions and maintain data communications networks. Telebyte's products effectively link computers to other computers as well as to their components in a manner that enables them to operate as a complete system. An example of growing areas are process control systems, computerized time clocks, scales, and bar code reading equipment. The Company's five principal data communications product categories are short haul modems, interface converters, multiplexers, surge/lightning protectors, and data communications test equipment. The Company also manufactures and sells a variety of data communications switching equipment and accessories.

In the large data communication marketplace, Telebyte focuses on the area of "premises communication" or local networks. Telebyte addresses the needs of customers that have computer systems with data communications applications including distances whose range is from a few feet to a few miles. Accordingly, Telebyte's products would be used in data communication networks in facilities such as industrial plants, factories, high rise office buildings, or campus like environments. The transmission media used in this environment are "twisted pair" copper wire and/or fiber optic cable. Fiber optic based products represents a growing segment of the Company's product line.

The Company's more than 140 products cover nearly all of the devices necessary to establish a premises data communications network. The Company endeavors to maintain a broad product line by developing both improved versions of current products and new products such as fiber optic short haul modems, advanced interface converters and multiplexers.

The Company's product line grew by twelve new products during 1995. Several older products were discontinued during the year.

BUSINESS DEVELOPMENTS FOR 1993, 1994 AND 1995

In 1993, Telebyte delivered a large quantity of short haul modems to AT & T and Quotron and interface converters to the Department of Defense. The introduction of the Model 904 PC Notebook Comscope continued the growth of the Company's test equipment with a full featured protocol analyzer for all PC's, but especially the growing segment of notebook PC's. Also during 1993, under contract from Accurate Automation, a Chattanooga, Tennessee firm, Telebyte began development of a neural network processor that can reside in a PC. The neural network processor dramatically increases the power of the PC when applied to certain problems which involve pattern recognition or learning an envrionment in order to make intelligent decisions, much the same as the human brain learns. Accurate Automation and Telebyte will share the market with Telebyte having the rights to the PC market.

During 1994 the Company expanded its product line through an OEM relationship with a Florida based company to resell, under the Telebyte name, a group of switching products. The Company's product catalog was mailed in November of 1994. Neural network processor development was completed and initial orders for the Company's Model 1000 Neuro Engine neurocomputer and neural network modules, Model 1001, were received in the third quarter with initial deliveries beginning in late December of 1994. New product development in 1994 resulted in eleven new product introductions. In addition, several custom products were developed for customers such as Trane Corp., VONS Supermarkets and Telegenix.

In 1995 Telebyte devoted efforts to redesign a significant number of its core short haul modems and interface converters to include a new display feature. This display, incorporating liquid crystal technology and called DataSpy(R), provides a window onto the data link thereby simplifying installation and maintenance of the network. DataSpy(R) is a registered trademark of Telebyte. In addition, Telebyte has submitted a patent application to cover this feature. It is expected that this feature will act as a significant product differentiator between Telebyte and its competitors.

1995 saw large numbers of interface converters shipped to Intel and AT & T. A system integrator, working for the U.S. government, took delivery of several thousand modem abort timers. Also during 1995 the Company decided to exit the video market which had become flooded with commodity products from Asia. As a result of this competition margins eroded quickly and therefore the products did not meet Telebyte's criteria for gross margin.

Many other companies availed themselves of Telebyte's ability to design special products or modify existing products. This product "design-in" is expected to produce additional volume sales as production begins for the programs which include these special Telebyte products.

PRODUCTS

Telebyte's products compete in five different application areas of data communications networks. These are: Short Haul Modems, Interface Converters, Multiplexers, Test Equipment, and Lightning Protection.

Short haul modems differ from those modems which most people are familiar with, those that operate over the dial-up telephone network. Short haul modem devices provide the link over dedicated wires or optical fibers among computers and accessory equipment such as terminals, printers, badge readers, scales, bar code readers, and other computer controlled machines. Short haul modems are also used in establishing communications between micro or personal computers and mini or main frame computers. Thus, the role of the short haul modem has been expanded from coupling terminals to a central processing unit to creating extensive computer to computer networks. The Company's short haul modem devices are designed to provide data communications links ranging from relatively short distances to several miles. The Company manufactures and sells a variety of short haul modems designed for particular applications and the electrical environment of the user. For example, Telebyte has three types of short haul modems, with transmission capabilities that are suited for (i)factories or heavy manufacturing operations, (ii)light manufacturing, and (iii)industrial office areas or general office locations. Due to technological changes and innovations, the Company has to develop new short haul modem products on a continual basis to meet its customers' technical requirements and to remain competitive in this market. Short haul modems represented 30% of Telebyte's net sales in 1995.

Interface converters transform the characteristics of the electrical interface of one device to enable it to become compatible with the electrical interface of another. As a result, a data communications network can be established or expanded among data processing and other computer equipment which otherwise would be unable to transmit or receive data. Interface converters represent 40% of Telebyte's revenue in 1995, and because the industry continues to develop new interface standards, the Company anticipates that the market will require greater varieties of interface converters, thereby expanding the available market for existing products and creating opportunities for new products. Telebyte's line of interface converters are available in most of the configurations now required by the market and includes programmable devices. Where the appropriate opportunity presents itself, the Company will manufacture custom interface converters to meet a particular customer's requirements.

No other product areas had sales that exceeded 10% of net sales in 1995.

The Company's multiplexers allow data from a number of different devices to be communicated simultaneously on the same circuit or channel. Thus, Telebyte's local area multiplexers perform a task similar to its short haul modems, except that a single communications link can support many users. Telebyte's multiplexer products allow simultaneous data transfers over distances of up to 8,000 feet for wire or 6,600 feet over fiber.

Data communications test equipment typically is used by maintenance personnel to analyze and test the integrity of data communications networks. Telebyte's test equipment product line includes "plug-in" printed circuit boards for use with IBM personal computers and compatible clones. These items are supplied with the software necessary to enable the personal computer user to monitor or emulate the data line with other devices in the data communications network. This test equipment product assists in maintenance because it can rapidly identify open leads, missing signals and other errors, and intermittent problems can be tracked and stored in memory for later analysis. A similar product has been developed for the notebook and portable computer.

Another product group in the test equipment segment is an Integrated Services Digital Network ("ISDN") wireline simulator for basic rate ISDN and T1 (high speed data services offered by telephone companies) rates. This product is applicable to engineering product development and evaluation efforts to determine the character and limitations of certain data communications and transmission devices. ISDN is a growing service being offered by telephone companies around the world to dramatically increase the rate at which data can be transmitted over the dial-up telephone network. The product can simlulate the operating characteristics of a telephone cable circuit, such as frequency response and propagation delay, at various frequencies over various distances. The product thus permits the user to simulate a local telephone loop under a variety of conditions. In addition to the normal single piece buyer, the Company has a major user of these devices that continues to buy them, in quantity, as their sales of HDSL modem products increase.

Telebyte manufactures and sells a number of lightning and surge protectors which prevent damage to data communications equipment that can be caused by high voltage surges and transients, ground currents, and other lightning induced electrical disturbances encountered on data communication circuits.

The Company generally manufactures and maintains an inventory of products based upon historical levels of demand. Most of its products are standard or catalog items. On occasion, the Company produces custom products manufactured to a customer's specifications or for a specific application.

The Company has not experienced a shortage of manufacturing materials or components, and it purchases raw materials and supplies from domestic and foreign sources. The Company does not depend upon any particular source of supply, and not more than 10% of the purchases were from a single supplier. Raw material and supplies are readily available from various sources.

The research and new product development budget for 1996 is $325,000 compared to approximately $282,000 and $249,000 spent in 1995 and 1994, respectively. The cost of research and development is not borne directly by the Company's customers.

Federal, state, and local environmental laws and regulations have no material impact on Telebyte or its business.

SALES AND MARKETING

The Company markets its data communications products by promotional activities such as telephone sales, paid advertising, press releases, post card decks, direct mail campaigns, and participating in trade shows. Telebyte currently conducts its sales and marketing efforts through an in-house sales staff and a network of distributors. Domestically, the Company uses 17 distributors and there are 34 international distributors. Some products are marketed through other catalog distributors. Foreign sales represented approximately 11.8% in 1995, 12.6% in 1994 and 11.6% in 1993 of net sales.

The Company sells to four market groups, consisting of end-users, domestic dealers and distributors, foreign dealers and distributors, and original equipment manufacturers. End users are serviced by direct in-house telephone support. All distributors purchase at a discount from the established list price. Domestic distributors do not have an exclusive territory whereas foreign distributors are assigned specific territories, usually their country, on an exclusive basis. Internal sales representatives service exclusive customers and are paid commissions on all sales from those customers. During 1995 the internal sales representatives sales plan was changed from exclusive territory to exclusive customer. This allows greater flexibility in recruiting new sales representatives.

 The Company does not depend upon sales to a single customer or a limited group of customers and there were no sales to a single customer during the last three years exceeding 10% of net sales. Sales of products to the U.S. government are not subject to renegotiation of profits or termination of contracts at the U.S. government's election. The Company's sales are not materially affected by seasonal factors.

COMPETITION

There are a significant number of companies engaged in manufacturing and selling data communications equipment in the same markets as the Company. Since Telebyte's product line is diverse, it is difficult to define and enumerate its competition. As a general matter, there are competitors which are larger and better established than Telebyte, many with technical and capital resources which the Company does not possess and more well-developed sales and marketing capabilities.

The Company's principal competitors are RAD Data Communications, Ltd. (which is based in Israel with local offices in New Jersey), Black Box (with headquarters based in Pennsylvania), and Patton Electronics (based in Maryland), and a number of small companies. Telebyte competes with these companies on the basis of quality, price, breadth of product line, sales and marketing capability and technological support, and innovation. The Company relies principally upon the price/performance ratio of its converter, multiplexer, and surge protection products. Telebyte also attracts market share by its ability to fill orders quickly and provide technical support to its customers. The Company does not have a significant market presence with its test equipment and data communications accessories.

The Company does not rely upon patents, registered trademarks or licenses to give it a competitive advantage.

EMPLOYEES

As of December 31, 1995, the Company had 35 full time employees. Of these employees, two are executives, six are in sales, four in research and engineering, four in administration, and the balance in manufacturing, shipping, and related activities. The Company uses subcontractors and part-time help to support its current operations. None of the employees are represented by a labor union, and the Company considers its employee relations to be good.

BACKLOG

At December 31, 1995, the Company's backlog was $270,533 all of which the Company expects to fill in fiscal 1996. Comparable backlog at December 31, 1994 was $331,847.

Item 2.           PROPERTIES

Telebyte's executive office, plant, and manufacturing facility are located in a 20,000 square foot building on 3.2 acres, at 270 Pulaski Road, Greenlawn, New York 11740. The land and building were purchased by the Company in September 1985. The Company refinanced the existing mortgage in May 1988 and the property now secures a mortgage loan payable on a fully self-amortizing basis over 20 years. Interest under the mortgage is based on 2.75% over the bank's prime rate, however, such rate cannot be less than 10% and will be recalculated June 1, 1997. The oustanding principle balance of the mortgage loan, as of December 31, 1995, was $1,067,501. Managment believes that all of its properties, plant, and equipment are well maintained and adequate for its requirements.

Of the 20,000 square feet the Company has leased 5,000 square feet to a tenant. Management believes that Telebyte's existing manufacturing facilities are sufficient to support its present needs and anticipated growth, and the Company does not plan any siginificant capital expansion of its plant in Greenlawn.


Item 3.           LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or by which its properties are subject.


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


Item 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until September 2, 1992, the Company's common stock was listed on the National Association of Securties Dealers Automated Quotation System ("NASDAQ") under the symbol "TBTI." After that date the stock was moved to the Over The Counter Bulletin Board since it no longer met the requirements of NASDAQ's minimum bid price. The Bulletin Board is a market maker driven exchange.

The following table sets forth the high and low bid prices for the common stock for each fiscal quarter during 1995 and 1994 as reported by the National Association of Securities Dealers, NASD. The bid and ask prices for the common stock on March 14, 1996 were $3/4 and $7/8 respectively.



                          1995                    1994
                          ----                    ----

                    High       Low           High        Low

First Quarter        7/8       5/8          $1 1/4       1/2

Second Quarter     2 1/4     1 1/8             7/8       1/2

Third Quarter      2 1/8     1 1/8             3/4       1/2

Fourth Quarter     1 1/4       5/8             3/4       1/2


The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

At March 14, 1996, there were approximately 339 holders of record of the Company's common stock. Most of the shares of the common stock are held in street name for a larger number of beneficial owners.

To date, Telebyte has not paid a cash dividend. The payment and amount of any future dividends will necessarily depend upon conditions then existing, including the Company's earnings, financial condition, working capital requirements, and other factors. The Company does not anticipate paying any dividends in the foreseeable future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

In 1995, the Company invested $112,161 in property and equipment, which was financed through internally generated funds and $26,257 of long term debt. The statements of cash flows indicates that the Company generated $320,050 in 1995 compared to $25,049 in 1994 in cash from operations. The increased cash flows from operations resulted from reduced inventory levels and utilization of prepaid expenses.

The Company has made capital expenditures in 1995 totaling $112,161 of which aproximately $32,000 to replace its aging phone system and install a new sales tracking system, $57,294 for computer equipment and related software, $20,407 for manufacturing equipment and $1,955 for engineering equipment.

Working capital increased as of December 31, 1995 by  $14,330 to  $1,891,834,
compared with $1,877,504 at December 31, 1994.   The current ratio decreased to
7.0 to 1 at December 31, 1995, compared with 8.5 to 1 at December 31, 1994.

The Company has renewed its line of credit which expires in July 1996, based upon eligible accounts receivable, raw materials, and finished goods inventories, for a maximum of $1,000,000 from Merrill Lynch. The line of credit is available for general working capital purposes and to finance business growth. As of December 31, 1995, there was no outstanding balance due under the line of credit. During the past three years the Company's operations have generated sufficient working capital to sustain its current levels of operations and the Company believes that cash generated by the Company's operations, current cash and cash equivalents, and the line of credit should supply the cash resources to meet its cash needs for the next twelve months. The Company has no committments for any major capital expenditures in 1996.

RESULTS OF OPERATIONS

FISCAL 1995 COMPARED TO FISCAL 1994

Sales for the year ended December 31, 1995 decreased by 0.8% to $3,758,953. The sales decrease was primarily a result of the withdrawal from the video product area. Sales in the video product area decreased by aproximately $23,000 in 1995 from 1994.

An analysis of the gross margin for 1995 reveals that it was 55% as compared to 54% for 1994. This was primarily a function of product mix. Cost of sales decreased by $60,196 reflecting the decrease in sales generally and not the cost of components or other costs.

Selling, general, and administrative costs increased by $ 137,462. The increase resulted primarily from increased promotional expenses of $103,000 and an increase in legal expense of $29,000.

Research and development increased in 1995 to $282,172, or 7.5% of sales, from $248,993, or 6.5% of sales in 1994. The increase reflects the Companies continued commitment to product development.

Interest expenses of $115,081 in 1995 decreased to 3.1% of sales as compared to $133,283, or 3.5% in 1994.

Interest income increased by $ 7,834. The increase in 1995 reflects the higher levels of cash generated. from operating activities. In 1995 the Company had rental income of $48,195, compared to $36,146 in 1994. For 1996 the Company expects rental income of approximately $48,000.

The Company generated net income of $101,592 or $0.07 per share, 2.7% of sales, compared to $281,971 or $.18 per share, 7.4% of sales, for 1994. This decrease reflects the higher selling, general and administrative, promotional and research and development costs incurred in 1995 and the fact that in 1995 the Company did not have the $75,000 income tax benefit it had in 1994.

The Company believes that the market indications for the data communications market and for the Company's products will increase for 1996; however there can be no assurance that this will happen. The Company has reorganized its sales force from an exclusive territorial concept to an exclusive customer concept. With this change the Company has added two additional internal salespersons and its first external salesperson based in Atlanta, GA. The Company has implemented these changes in an effort to increase its sales.


EFFECT OF INFLATION

During the five year period ending December 31, 1995, the Company was able to decrease its costs of sales of its products to compensate for the effect of inflation on the cost of components. This was accomplished by changes in manufacturing methodology and the purchase of capital equipment to increase manufacturing efficiency.



Item 7.           FINANCIAL STATEMENTS

See "Index to Financial Statements" beginning on page F-1 below.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning Company's officers and directors. Telebyte's directors are elected to serve until the next annual meeting of shareholders or until their successors are elected and qualified. The executive officers are appointed annually by, and serve at the pleasure of, the Board of Directors.

Name, age, and positions       Business experience during past          Director
held with the Company          five years and principal occupation      since

Joel A. Kramer, age 58,        Mr. Kramer has served as                 1983
President and Chairman of      President of the Company
the Board of Directors         since August 1983, and
                               Chairman of the Board since
                               February 1989.

Kenneth S. Schneider, Ph.D.,   Dr. Schneider has served as              1983
age 50, Vice President,        Treasurer and Vice President,
Treasurer, Secretary, and      of the Company since August
Director                       1983; and he was elected
                               Secretary in March 1991.  Dr.
                               Schneider is a senior member
                               of the Institute of Electrical
                               and Electronic Engineers.

Keith B. Wiley, age 40,        Mr. Wiley started his own                1983
Director                       investment banking firm in
                               November 1989. From 1987 to
                               November 1989 he served as a
                               Vice  President of  Goldome
                               Strategic  Investments, Inc.
                               From 1982 to 1987 Mr. Wiley
                               was a senior investment officer
                               and vice president of Rand
                               Capital Corporation, a venture
                               capital investment firm.

SECTION 16 COMPLIANCE

Based upon a review of copies of the forms required to be filed under Section 16(a) of the Securties Exchange Act of 1934 or written representations from officers and directors, the Company believes all officers and directors, and greater than ten percent owners of the Company's common stock have complied with
Section 16(a.)

Item 10.     EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid or accrued during the last three fiscal years to the executive officers of the Company whose cash compensation exceeded $100,000. The table includes Company contributions on the officer's behalf to the Company's 401(k) Plan.


                           Summary Compensation Table

                                  Annual Compensation                    Long-Term Compensation
                                                                        Awards                   Payouts

      (a)          (b)       (c)       (d)         (e)            (f)            (g)               (h)           (i)
    Name and                                   Other Annual    Restricted        Stock          Long-Term        All Other
   Principal       Year    Salary     Bonus    Compensation   Stock Awards   Options/SARs    Incentive Payout   Compensation
    Position
                             ($)       ($)         ($)           (No.)          (No.)              ($)              ($)
Joel A. Kramer    1995    $105,497   $13,300    $11,367(1)         0            5,000           $9,281(2)          $2,997
President, CEO    1994     $97,968   $11,500    $12,697(1)         0            5,000           $9,281(2)          $2,948
  & Director      1993     $95,934   $6,000     $10,768(1)         0              0             $9,281(2)            0

  Kenneth S.      1995     $95,153   $9,000     $6,619(1)          0            5,000           $4,080(2)          $2,668
   Schneider
   Sr. V.P.       1994     $90,394   $6,200     $6,678(1)          0            5,000           $4,080(2)          $2,858
 Sales, Sec.,
   Treas. &       1993     $86,938   $4,400     $6,759(1)          0              0             $4,080(2)            0
   Director

(1) Commissions - Mr. Kramer received a 2.5% commission of net sales to customers not located within the United States. Mr.Schneider received a 0.5% commission of net sales to customers located within the United States. The amounts paid are set forth above under the caption entitled "Other Annual Compensation".
(2)      Deferred Compensation - see Long-Term Incentive Plans Table below.




             Long-Term Incentive Plans - Awards in Last Fiscal Year

                                             Estimated Future Payouts under Non-Stock Price-Based Plans
                      Number of Shares,   Performance or Other
                       Units or Other         Period Until          Threshold          Target            Maximum
                                               Maturation
        Name             Rights (#)            or Payout             ($ or #)         ($ or #)           ($ or #)
Joel A. Kramer                               June 11, 2002          $26,667(1)       $26,667(1)         $26,667(1)
   Pres.,CEO & Director

Kenneth S. Schneider                         April 16, 2010         $26,667(1)       $26,667(1)         $26,667(1)
   Sr.V.P. Sales, Sec.,
   Treas. & Director

(1) In 1990 the Company entered into deferred compensation agreements with key officers, pursuant to which the officers will receive a defined amount, approximately 30% of their 1990 base salary, each year for a period 10 years after reaching age 65. The deferred compensation plans are funded through life insurance and are being provided for currently. The expense charged to operations in 1995 for such future obligations was $13,361($9,281 and $4,080, for Joel Kramer and Kenneth Schneider, respectively).





                   Aggregate Option Grants in Last Fiscal Year
                                                 % of Total Options         Exercise or
                           Number of Options    Granted to Employees         Base Price             Expiration
         Name                   Granted          in Fiscal Year 1995           ($/Sh)                  Date
                                   -
 Joel A. Kramer                5,000(1)                 33.3%                 $2.04(2)               6/24/2005
 Kenneth S. Schneider          5,000(1)                 33.3%                 $2.04(2)               6/24/2005



(1)   All such options are currently exercisable.
(2) Based upon the fair market value of the Company's Common Stock on the date of grant.



The following table sets forth information concerning each exercise of stock options during fiscal 1995 by each of the named executive officers and fiscal year-end value of unexercised options:


Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values


                                                                             Number of         Value of Unexercised
                           Number of Shares             Value          Unexercised Options at  In-the-Money Options
         Name            Acquired on Exercise       Realized ($)         December 31, 1995     at December 31, 1995
                                                                                                        (1)
   Joel A. Kramer                  0                      0                  10,000 (2)                0 (3)
   Kenneth S. Schneider            0                      0                  10,000 (2)                0 (3)

(1) Calculation based upon the average of the high and low bid prices of the Company's Common Stock from the National Quotation Bureau on December 30, 1995.
(2)   All such options are currently exercisable.
(3) All such options have exercise prices greater than the value of the Company's Common Stock on December 30, 1995.

COMPENSATION PLANS AND OTHER COMPENSATION

The Company adopted a Stock Option Plan (the "1993 Plan") under which options to purchase 100,000 shares of the Company's common stock, par value $.01 per share have been reserved. As of December 31, 1995, there were 70,000 shares available for grants under the 1993 Plan. Pursuant to the 1993 Plan, the Company is permitted to issue incentive stock options ("Incentive Stock Options") and non-qualified stock options. Incentive Stock Options under the 1993 Plan are intend to qualify for the tax treatment accorded under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code.")

All directors, officersor other key employees of the Company are eligible to participate in the 1993 Plan. The 1993 Plan is administered by the Board of Directors of the Company, which, to the extent it shall determine, may delegate its power with respect to the administration of the 1993 Plan to a committee consisting of not less than three directors.

Under the 1993 Plan, Incentive Stock Options to purchase shares of the Company's common stock shall not be granted for less than 100 percent of the fair market value of the common stock on the date the Incentive Stock Option is granted; provided, however, that in the case of an Incentive Stock Option granted to any person then owning 10 percent of the voting power of all classes of the Company's stock, the purchase price per share subject to the Incentive Stock Option may be not less than 110 percent of the fair market value of the stock on the date of the grant of the option. Non-qualified stock options to purchase the Company's common stock are granted at prices determined by the Company's Board of Directors.

Options under the Plan may not have a term of more than 10 years; provided, however, that an Incentive Stock Option granted to a person then owning more than 10 percent of the voting power of all classes of the Company's stock may not be exercisable more than 5 years after the date such option is granted. In addition, the aggregate fair market value, determined at the time the option is granted, of the stock with respect to which Incentive Stock Options are exercisable for the first time by an employee in any calendar year under the 1993 Plan may not exceed $100,000.

Options were granted for 15,000 shares to executive officers and directors of the Company during the year ended December 31, 1995 with an exercise price of $2.04, which was 110% of the fair market value of the Company's stock on the date of the grant. No other options were granted or exercised during 1995.

The Company's 1983 Stock Option Plan terminated in 1994. No executive officers or directors have any outstanding options under the 1983 Stock Option Plan.

The Company has an informal bonus plan in which officers and other key personnel participate. The bonus award, if any, is fixed annually by the Board of Directors. Bonuses were allocated and paid to executive officers under this plan during fiscal 1995 and shown on the foregoing Summary Compensation Table.

The Company  maintains a deferred  compensation plan under Internal Revenue Code
Section 401(k.) All employees are eligible to participate; the Company contributes 50% of the first 2% deferred by the employee. Each employee can contribute between 2% and 15% of his annual salary. Contributions in calendar year 1995 cannot exceed $9,240. Benefits are 100% vested and are payable upon the employee's death, disability, retirement, termination, and under certain financial circumstances. At December 31, 1995, $1,987 was contributed to the plan for officers. All contributions are reflected in the salary column in the Summary Compensation Table.

Except for life and medical insurance benefit programs which are available to all employees, the Company has no other compensation plans.

Outside directors receive an annual fee of $2,500, in addition to reimbursement of expenses for attending each meeting.


Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 1995 information concerning (i) the shares held by each person or group known to own beneficially more than 5% of the outstanding shares of common stock, (ii) shares owned by directors and (iii) the shares owned by all directors and officers as a group.


Name and Address of              Number of Shares            Percent of
Beneficial  Owner                Beneficially Owned          Class

Kenneth  S.  Schneider           294,538 (1) (2)             19.5%
270  Pulaski  Road
Greenlawn,  NY 11740

Joel A.  Kramer                  262,996 (2) (3)             17.4%
270  Pulaski  Road
Greenlawn, NY 11740

Keith B. Wiley                    10,100 (2)                  (4)
270 Pulaski Road
Greenlawn, NY 11740

All officers and directors
as a group (3 in  number)        567,634                      38%

(1) Includes 1,500 shares owned by Dr. Schneider as custodian for his minor children.
(2) Includes 10,000 shares issuable upon the exercise of stock options granted under the Company's 1993 Stock Option Plan.
(3)  Includes  2,361 shares
     owned of  record  by Mr.  Kramer's  children.
(4)  Less  than 1%.

Item  12.  CERTAIN  RELATIONSHIPS  AND RELATED  TRANSACTIONS

None.

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

3(a)The Company's Certificate of Incorporation under the State of Nevada was filed as an Exhibit with the Proxy Statement filed in June 1987 and is incorporated by reference herein.

3(b)The By-laws of the Company as a Nevada corporation were filed as an Exhibit on Form 8-K in third quarter of 1987 and are incorporated by reference herein.

10(a)The Company's 1993 Stock Option Plan was filed as an Exhibit to the Company's definitive 1994 proxy statement filed in May 1994, and is incorporated by reference herein.

10(b)Commercial mortgage and consolidation agreement dated May 25, 1988 between Home Federal Savings Bank and Telebyte Technology, Inc., filed as an Exhibit to the Company's 1988 Annual Report on Form 10-K and is incorporated by reference herein.

10(c)Deferred compensation agreements dated December 12, 1990 between Telebyte Technology, Inc. and Joel A. Kramer and Kenneth S. Schneider, filed as an Exhibit to the Company's 1990 Annual Report on Form 10-K and is incorporated by reference herein.

10(e)$1,000,000 Revolving Line of Credit agreement dated June 23, 1994 between Merrill Lynch and Telebyte Technology, Inc.and was filed as an exhibit on Form 10-KSB for the year ended December 31, 1994 and is incorporated by reference herein. This Line of Credit was extended for an additional year ending June 30, 1996.

(b) REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the fourth quarter for the fiscal year ended December 31, 1995.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEBYTE TECHNOLOGY, INC.



By:      __________\s\_________________
         Joel A. Kramer, President and
         Chairman of the Board
         (Principal Executive Officer and Financial Officer)


Date:    March 28, 1996


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.


March 28, 1996    __________\s\_____________
Joel A. Kramer, Director


March 28, 1996    __________\s\_____________
Kenneth S. Schneider, Director



March 28, 1996    ___________\s\____________
Keith B. Wiley, Director

                            Telebyte Technology, Inc.

                          INDEX TO FINANCIAL STATEMENTS







Report of Independent Certified Public Accountants            F-2

Balance Sheets as of December 31, 1995 and 1994               F-3

Statements of Earnings for the years ended
   December 31, 1995 and 1994                                 F-5

Statement of Shareholders' Equity for the years
   ended December 31, 1995 and 1994                           F-6

Statements of Cash Flows for the years ended
   December 31, 1995 and 1994                                 F-7

Notes to Financial Statements                                 F-8

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Telebyte Technology, Inc.


We have audited the accompanying balance sheets of Telebyte Technology, Inc. as of December 31, 1995 and 1994, and the related statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telebyte Technology, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





GRANT THORNTON LLP


Melville, New York
March 1, 1996

                            Telebyte Technology, Inc.

                                 BALANCE SHEETS

                                  December 31,






                                     ASSETS             1995          1994
                                                      --------      --------

CURRENT ASSETS
    Cash and cash equivalents                       $  609,466     $  439,377
    Accounts receivable, net of allowance of
       $15,000 in 1995 and $20,000 in 1994             464,688        411,743
    Inventories                                        963,904      1,052,057
    Prepaid expenses and other                          87,354        145,882
    Deferred income taxes                               80,000         80,000
                                                    ----------     ----------

         Total current assets                        2,205,412      2,129,059




PROPERTY AND EQUIPMENT - AT COST,
    less accumulated depreciation                    1,198,462      1,158,294








OTHER ASSETS                                            47,552         51,752
                                                    ----------     ----------

                                                    $3,451,426     $3,339,105
                                                     =========      =========




The accompanying notes are an integral part of these statements.

                            Telebyte Technology, Inc.

                                  December 31,






           LIABILITIES AND SHAREHOLDERS' EQUITY         1995           1994
                                                      ---------      --------

CURRENT LIABILITIES
    Accounts payable                                $  133,068      $  141,217
    Accrued expenses                                   119,890          63,212
    Current maturities of long-term debt                60,620          47,126
                                                     ---------       ---------

         Total current liabilities                     313,578         251,555



LONG-TERM DEBT, less current maturities              1,046,325       1,089,332


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
    Common stock - $.01 par value; 9,000,000
      shares authorized; 1,636,566 shares issued;
      1,501,566 and 1,511,566 shares outstanding
      in 1995 and 1994, respectively                    16,366         16,366
    Capital in excess of par value                   2,751,988      2,751,988
    Accumulated deficit                               (590,886)      (692,478)
    Treasury stock -  135,000 and 125,000 shares
       at cost, in 1995 and 1994, respectively         (85,945)       (77,658)
                                                     ----------     ----------
                                                     2,091,523      1,998,218
                                                     ----------     ----------
                                                    $3,451,426     $3,339,105
                                                     =========      =========








The accompanying notes are an integral part of these statements.

                            Telebyte Technology, Inc.

                             STATEMENTS OF EARNINGS

                             Year ended December 31,



                                                 1995                1994
                                             -------------       -------------

Net sales                                     $3,758,953           $3,789,972
Cost of sales                                  1,683,678            1,743,874
                                               ---------           ----------

        Gross profit                           2,075,275            2,046,098
                                               ---------            ---------

Operating expenses
    Selling, general and administrative        1,642,977            1,505,515
    Research and development                     282,172              248,993
                                              ----------           ----------
                                               1,925,149            1,754,508
                                               ---------            ---------

         Operating profit                        150,126              291,590
                                              ----------           ----------

Other income (expense)
    Interest income                               20,352               12,518
    Rental income                                 48,195               36,146
    Interest expense                            (115,081)            (133,283)
                                               ---------             ---------
                                                 (46,534)             (84,619)
                                               ----------           ----------

 Earnings before income taxes                    103,592               206,971

Income tax provision (benefit)                     2,000               (75,000)
                                               ----------           ----------

         NET EARNINGS                         $  101,592            $  281,971
                                                =========            =========

Earnings per common share                           $.07                  $.18
                                                     ===                   ===

Weighted average number of common
    shares outstanding                         1,511,292             1,526,242
                                               =========             =========





The accompanying notes are an integral part of these statements.

                            Telebyte Technology, Inc.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                     Years ended December 31, 1995 and 1994





                                 Number of                     Capital in
                                  shares          Common        excess of      Accumulated     Treasury
                                  issued           stock        par value       deficit          stock            Total
Balance at January 1, 1994                         $16,366                                    $(55,000)
                                 1,636,566                      $2,751,988     $ (974,449)                       $1,738,905

Purchase of treasury stock                                                                     (22,658)             (22,658)

Net earnings                                                                       281,971                          281,971
                                -----------     -----------     ----------      ----------   --------------       ----------

Balance at December 31, 1994     1,636,566          16,366       2,751,988       (692,478)      (77,658)          1,998,218

Purchase of treasury stock                                                                       (8,287)             (8,287)

Net earnings                                                                       101,592                          101,592
                               ------------      ---------      -----------     ----------   --------------       ----------

Balance at December 31, 1995     1,636,566         $16,366      $2,751,988       $(590,886)    $(85,945)         $2,091,523
                                 =========         =======       =========        ========      ========          =========



The accompanying notes are an integral part of this statement.

                            Telebyte Technology, Inc.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                                          1995         1994
                                                      -----------  -----------

Cash flows from operating activities
    Net earnings                                        $101,592     $ 281,971
    Adjustments to reconcile net earnings to net
       cash provided by operating activities
          Depreciation and amortization                   76,193        58,874
          Deferred income taxes                                        (80,000)
          Provision for losses on accounts
              receivable                                  (1,633)       10,466
          (Increase) decrease in operating assets
              Accounts receivable                        (51,312)       56,819
              Inventories                                 88,153      (181,663)
              Prepaid expenses and other                  58,528       (59,285)
              Other assets                                                 224
          Increase (decrease) in operating liabilities
              Accounts payable                            (8,149)      (47,043)
              Accrued expenses                            56,678       (15,314)
                                                         ---------    ---------

         Net cash provided by operating activities       320,050        25,049
                                                       ---------     ---------

Cash flows from investing activities
    Additions to property and equipment                 (112,161)      (84,880)
                                                        ---------     ---------

         Net cash used in investing activities          (112,161)      (84,880)
                                                        ---------     ---------

Cash flows from financing activities
    Principal payments of long-term debt                 (55,770)      (44,460)
    Purchase of treasury stock                            (8,287)      (22,658)
    Proceeds from long-term debt                          26,257        20,818
                                                       ----------     ---------

         Net cash used in financing activities           (37,800)      (46,300)
                                                       ----------     ---------

         NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                        170,089     (106,131)

Cash and cash equivalents at beginning of year            439,377      545,508
                                                        ---------     --------

Cash and cash equivalents at end of year                $ 609,466    $ 439,377
                                                         ========     ========




The accompanying notes are an integral part of these statements.

                            Telebyte Technology, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1995 and 1994



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Telebyte Technology, Inc. (the "Company") designs, manufactures and markets electronic data communications products. The Company's products are primarily sold to end-users, domestic dealers and distributors, foreign dealers and distributors and original equipment manufacturers. The Company does not depend upon sales to a single customer or a limited group of customers and there were no sales to a single customer during the last two years exceeding 10% of net sales. The Company operates in a single business segment and has no foreign operations. Export sales were $445,000 and $478,000 in 1995 and 1994, respectively.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     1.  Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market.

     2.  Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which are 35 years for building and improvements and 5 years for equipment.

     3.  Income Taxes

         Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of asset and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce the deferred tax assets as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     4.  Earnings Per Share

         Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not material to the calculation of earnings per share.

                            Telebyte Technology, Inc.

                           December 31, 1995 and 1994



NOTE A (continued)

     5.  Statements of Cash Flows

         For purposes of the statements of cash flows, the Company considers highly liquid cash investments with an original maturity of three months or less to be cash equivalents. The Company paid interest of $115,871 and $134,235 and income taxes of $2,208 and $11,552 in 1995 and 1994, respectively.

     6.  Revenue Recognition

         Revenue is recognized from sales when a product is shipped. Service fees are recognized upon the completion of the related service.

     7.  Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.


     8.  ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED

          Statement of Financial Accounting Standards No. 123 ('SFAS 123'), 'Accounting for Stock-Based Compensation,' is required to be adopted in 1996 and allows for a choice of the method of accounting used for stock-based compensation. Entities may use the 'intrinsic value' method currently based on APB 25 or the new 'fair value' method contained in SFAS
     123. The Company intends to adopt SFAS-123 in 1996 by continuing to account for stock-based compensation under APR 25. As required by SFAS 123, the pro forma effects on net income and earning per share will be determined as if the fair value based method had been applied and disclosed in the notes to the financial statements.

NOTE B - INVENTORIES

     Inventories consist of the following at December 31:

                                                   1995               1994
                                               -------------       ------------

        Purchased components and materials        $521,082           $563,568
        Work in process                            171,230            180,156
        Finished goods                             271,592            308,333
                                                   -------         ----------

                                                 $ 963,904         $1,052,057
                                                  ========          =========

                            Telebyte Technology, Inc.

                           December 31, 1995 and 1994


NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                    1995              1994
                                                 ----------        ----------

        Land                                    $  300,000       $   300,000
        Building and improvements                1,024,583         1,024,583
        Equipment                                  454,754           342,593
                                                 ---------        ----------

                                                 1,779,337         1,667,176
        Less accumulated depreciation              580,875           508,882
                                                 ---------        ----------

                                                $1,198,462        $1,158,294
                                                 =========         =========


NOTE D - DEBT

     1.  Line of Credit Facility

         The Company has an agreement with a financial institution, expiring in July 1996, which provides the Company with a line of credit facility of up to $1,000,000 based on eligible accounts receivable and purchased components and materials and finished goods inventories of the Company, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75% (9.25% at December 31, 1995). There was no outstanding balance against this line at December 31, 1995.

     2.  Long-Term Debt

         The  Company's  first  mortgage  note is  collateralized  by  land  and building and the other notes payable are collateralized by equipment. The remaining unpaid mortgage note balance at December 31, 1995 is payable in equal monthly installments of $12,484 (inclusive of interest at 10%) with a maturity date of June 2008. The interest rate is computed based on a 2.75% increment over the bank's prime interest rate, however, such rate cannot be less than 10% and is recalculated every three years. Financing and other costs aggregating $85,122 incurred in connection with the acquisition of real property and the refinancing of mortgage debt are stated at cost, net of accumulated amortization of $39,847 and $35,647 at December 31, 1995 and 1994, respectively, and are included in "Other assets" in the accompanying balance sheets. Amortization is provided on a straight-line basis over the life of the mortgage note of 20 years.

                            Telebyte Technology, Inc.

                           December 31, 1995 and 1994


NOTE D (continued)


         Long-term debt is summarized as follows at December 31:

                                                        1995          1994
                                                     -----------   -----------

        First mortgage note payable to bank in
            equal monthly installments, including
            interest, through June 2008               $1,067,501    $1,108,549
        Notes payable to bank in equal monthly
            installments, including interest at 9%
            to 10%, through February 1998                 39,444        27,909
                                                       ---------    ----------

                                                       1,106,945     1,136,458

        Less current maturities                           60,620        47,126
                                                       ---------    ----------

                                                     $ 1,046,325    $1,089,332
                                                      ==========     =========

Aggregate  maturities of long-term  debt as of December 31, 1995 are as follows:

                              1996                       $60,620
                              1997                        65,724
                              1998                        63,752
                              1999                        60,787
                              2000                        67,152
                              Thereafter                 189,641
                                                       ---------

                                                      $1,107,676
                                                       ---------

                            Telebyte Technology, Inc.

                           December 31, 1995 and 1994


NOTE E - EMPLOYEE BENEFIT PLANS

     The Company sponsors an employee investment savings 401(k) plan to which both the Company and employees contribute. Employer contributions of $ 7,172 and $8,317 were made to the plan in 1995 and 1994, respectively.

     The Company maintains deferred compensation agreements with several key officers, whereby the officers will receive a defined amount approximating 30% of their 1990 base salary for a period of 10 years after reaching age
     65. The deferred compensation plans are funded through life insurance and are being provided for currently. The expense charged to operations in 1995 and 1994 for such future obligations was approximately $ 13,400 for each year.


NOTE F - INCOME TAXES

     The provision (benefit) for income taxes is summarized as follows:

                                                    1995             1994
                                                 ----------       ----------

         Current
             State                               $  2,000         $   5,000
         Deferred                                                   (80,000)
                                                 --------           --------

                                                 $  2,000          $(75,000)
                                                =========           ========

The actual income tax expense differs from the Federal statutory rate as follows

                                                       1995                                 1994
                                             ---------------------------         ---------------------------
                                              Amount               %              Amount              %
        Federal statutory rate                $ 35,200            34.0%            $70,400            34.0%
        State income taxes, net of Federal
          income tax benefit                     1,300             1.2               3,300             1.6
        Officers' life insurance                 3,900             3.7               4,500             2.2
        Other                                      900              .9               1,800              .8
        Change in valuation allowance                                              (80,000)          (38.6)
        Benefit of net operating loss
            carryforward                       (39,300)          (37.9)            (75,000)          (36.2)
                                              ---------        -------              ------            ----

                                            $    2,000             1.9%           $(75,000)          (36.2)%
                                              =========        ========              ======            ====


                            Telebyte Technology, Inc.

                           December 31, 1995 and 1994



NOTE F (continued)

     At December 31, 1995, the Company has net operating loss carryforwards and tax credits expiring from 2001 through 2006 of approximately $1,050,000 and $79,000, respectively, available to reduce Federal income taxes resulting from future operations.

     The tax effects of temporary differences which give rise to deferred tax assets (liabilities) at December 31, 1995 and 1994 are summarized as follows:

                                                      1995           1994
                                                   ---------       ---------

        Deferred tax assets
            Net operating loss carryforwards      $ 420,000       $ 452,000
            Investment tax credit carryforwards      79,000          79,000
            Inventory valuation                      21,000          23,000
            Allowance for doubtful accounts           6,000           8,000
                                                  ---------      ----------
                      Gross deferred tax assets     526,000         562,000
        Deferred tax liabilities
            Excess tax over book depreciation      (145,000)       (137,000)
                                                    --------       --------

        Net deferred tax assets before
            valuation allowance                     381,000         425,000

        Valuation allowance                        (301,000)       (345,000)
                                                   --------         -------

                      Net deferred tax assets    $   80,000      $   80,000
                                                   =========       =========



NOTE G - STOCK OPTION PLANS

     In 1983, the Company adopted a plan which provided for the granting to officers and key employees of the Company of incentive stock options, as defined in the Internal Revenue Code, for the purchase of a maximum of 250,000 shares of the Company's common stock. Under the terms of the plan, the options, which expire ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant. The options become exercisable in four annual installments, the first installment occurring within one year after the date of grant.

                            Telebyte Technology, Inc.

                           December 31, 1995 and 1994


NOTE G (continued)

     In 1994, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"), which provides for the granting to directors and key employees of the Company of incentive stock options and nonqualified stock options for the purchase of a maximum of 100,000 shares of the Company's common stock. Under the terms of the 1993 Plan, the options, which expire ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant for incentive stock options and at prices determined by the Board of Directors for nonqualified stock options, and become exercisable in accordance with terms established at the time of the grant. At December 31, 1995, the Company had reserved 70,000 shares under the 1993 Plan.

     The following is a summary of activity with respect to stock options under the plans:

                                                 Number         Option price
                                                of shares         per share

      Outstanding at January 1, 1994             55,250        $.3125 to $1.03
          Granted                                15,000              1.03
          Expired                                (4,000)              .3125
                                                 ------
      Outstanding at December 31, 1994           66,250        $.3125 to $1.03
          Granted                                15,000              2.04
          Expired                                (4,500)       $.3125 to $.75
                                                -------

      Outstanding at December 31, 1995           76,750        $.3125 to $2.04
                                                 ======
      Balance exercisable at December 31, 1995   61,750        $.3125 to $2.04
                                                 ======


NOTE H - COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment used in its operations pursuant to noncancellable operating leases expiring through October 1998. Rental expense for such equipment was $15,505 and $18,552 in 1995 and 1994, respectively. The minimum rental commitments under these noncancellable operating leases, at December 31, 1995, are summarized as follows:

                              1996              $ 17,015
                              1997                14,147
                              1998                 9,391
                                                 -------

                                                $ 40,553