Form 10QSB
period 1996-03-31
TELEBYTE TECHNOLOGY INC
filed 1996-05-16
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1996

[   ]Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
 of 1934

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

                           Yes      X                No

As of May 15, 1996 there were outstanding 1,491,566 shares of Common Stock, $.01 par value.

Transactional Small Business Disclosure Format (check one);

                           Yes                       No       X

                            TELEBYTE TECHNOLOGY, INC.

                                      INDEX

Part I            Financial Information

         Item 1.  Financial Statements

                           Balance Sheets
                           March 31, 1996 (Unaudited)

                           Statements of Operations
                           Three months ended
                           March 31, 1996 and 1995 (Unaudited)

                           Statements of Cash Flows
                           Three months ended
                           March 31, 1996 and 1995 (Unaudited)

                           Condensed Notes to Financial
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.

Part II

         Other Information

                              Financial Information

Item 1.      Financial Statements

                            TELEBYTE TECHNOLOGY, INC.
                                 BALANCE SHEETS

ASSETS                                                     March 31, 1996
                                                             (unaudited)
CURRENT ASSETS
             Cash & cash equivalents                      $       431,854
             Accounts receivable,
             less allowances for doubtful accounts                559,997
             Inventory                                          1,052,456
             Prepaid expenses                                     132,040
             Deferred income taxes                                 80,000
                                                      --------------------
             TOTAL CURRENT ASSETS                               2,256,347

             PROPERTY, PLANT AND EQUIPMENT, less
               accumulated depreciation and amortization        1,182,888

             OTHER ASSETS                                          46,502
                                                      --------------------
                                                           $    3,485,737
                                                      ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts payable                             $       240,189
             Accrued expenses                                     110,788
             Current maturities of long-term debt                  45,088
                                                     --------------------
             TOTAL CURRENT LIABILITIES                            396,065

LONG-TERM DEBT, less current maturities                         1,032,334

SHAREHOLDERS' EQUITY
             Common stock, par value $.01 per share
               1,636,566 issued and 1,491,566 outstanding          16,366
             Capital in excess of par value                     2,751,988
             Accumulated deficit                                 (616,783)
             Less treasury stock, at cost,
               (145,000 shares)                                   (94,233)
                                                      --------------------
                                                                2,057,338
                                                      --------------------

TOTAL LIABILITIES AND SHAREHOLDER'S' EQUITY                $    3,485,737
                                                      ====================

The accompanying notes are an  integral  part of these  financial statements.

                            TELEBYTE TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Ended March 31,

                                                1996                  1995
                                        ----------------    --------------------

NET SALES                                $   939,401         $       884,932

COST OF SALES                                436,686                 381,663
                                        ---------------    --------------------
GROSS PROFIT                                 502,715                 503,269
                                       ----------------    --------------------

OPERATING EXPENSES
      Research and development                59,403                  68,038
      Selling, general and                   455,088                 398,245
administrative
                                       ----------------    --------------------
                                             514,491                 466,283
                                       ----------------    --------------------

Operating Income (Loss)                      (11,776)                 36,986
                                       ----------------    --------------------

OTHER INCOME (EXPENSE)
    Rental Income                             12,049                  12,049
    Interest Income                            3,229                   5,000
    Interest Expense                         (29,399)                (27,921)
                                       ----------------    --------------------

       Income (Loss) before income           (25,897)                 26,114
       taxes

Provision for income                               0                   1,000
taxes
                                       ----------------    --------------------

      NET INCOME (LOSS)                  $   (25,897)       $         25,114
                                      ================    ====================

      NET INCOME (LOSS) PER SHARE      $       (0.02)       $           0.02
                                      ================    ====================

Average number of shares                    1,491,566               1,511,566
                                     ================    ====================

  The accompanying notes are an integral part of these financial statements.

                            TELEBYTE TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three Months
                                                      Ended March 31,
                                      ----------------------------------------

                                                  1996                  1995
                                        ----------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                 $   (25,897)        $         25,114
Adjustments to reconcile net income
to net cash used in operating
activities:
             Depreciation and amortization      21,825                   12,826
             Decrease (increase) in assets:
               Accounts receivable             (95,009)                 (73,161)
                                               (88,552)                   5,153
             Inventories
               Prepaid expenses and other      (43,936)                  51,957
               Increase in
             liabilities:
               Accounts payable                119,905                  (25,596)
               Accrued expenses                (37,418)                  44,855
                                         ---------------    --------------------
Net cash (used in) provided in
operating activities                          (149,082)                  41,148
                                        ----------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash was paid for:
             Property and equipment               6,251                  47,259
                                        ----------------    --------------------

Net cash used in investing activities            (6,251)                (47,259)
                                        ----------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from:
             Financing capital assets                 0                  26,257
  Cash was used for:
  Puchase of treasury stock                       8,288
             Principal payments of L/T debt      13,991                  12,570
                                        ----------------    --------------------
Net cash provided by financing activities       (22,279)                 13,687
                                        ----------------    --------------------
Net increase (decrease) in cash and
  cash equivalents                             (177,612)                  7,576
Cash and cash equivalents at
  beginning of period                           609,466                 439,377
                                        ----------------    --------------------
Cash and cash equivalents at
  end of period                             $   431,854         $       446,953
                                        ================    ====================

   The accompanying notes are an integral part of these financialstatements.

                            TELEBYTE TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED FINANCIAL STATEMENTS

The balance sheet as of March 31, 1996, the statement of earnings for the three months then ended and the statements of cash flows for the three month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the fiscal year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of
            Operation.

RESULTS OF OPERATIONS
Sales during the first quarter ended March 31, 1996 increased 6.1% to $939,401 compared to sales of $884,932 for the same period in 1995. The increased sales can be attributed to higher than normal promotional activities during the quarter and the distribution of the Company's catalog. Specifically, the Company increased it's direct marketing, space advertising, catalog mailing, and show expenditures by 257% during the first quarter of 1996 compared to 1995. The Company expects these additional marketing efforts to also stimulate sales during the second half of 1996, although, the Company plans to continue its expanded promotional activities well into the second quarter.

Cost of sales for the first quarter of $436,686 or 46.4% of sales increased compared to the $381,663 or 43.1% of sales during the same period in 1995. The decreased profit margin during the first quarter of 1996 is due primarily to product mix.

Selling, general and administrative costs of $455,088 increased as compared to $398,245 during the first quarter of 1995. The increase of $56,843 during the first quarter reflects the Company's decision to expand marketing efforts as stated above. Research and development expenses of $59,403 decreased compared to $68,038 during the same quarter in 1995. Engineering efforts during the quarter included the continuing development of a HDSL product line which the Company expects to introduce its first product during the second half of 1996.

Interest income decreased to $3,229 during the first quarter of 1996 compared to $5,000 for the same period in 1995. The decrease is due primarily to the lower cash on deposit and lower yields at Merrill Lynch. During the first quarter of 1995 the Company had rental income of $12,049 which was in line with the comparable quarter of 1995.

The net loss of $25,987 or $.02 per share for the first quarter of 1996 is compared to the net income of $25,114 or $.02 per share in the same quarter in 1995. The net loss is due primarily to the higher selling expenditures, and the lower profit margin as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $149,082 compared to cash used in operating activities of $92,999 for the same period of 1995. The increase is due primarily to higher levels of inventory and the increase in accounts receivable. Working capital decreased to $1,860,282 at March 31, 1996, a decrease of $31,552 from December 31, 1995. The current ratio at March 31, 1996 decreased to 5.7:1 compared to 7.0:1 at December 31, 1995. The Company has a revolving line of credit of $1,000,000 with Merrill Lynch that expires June 30, 1996. The Company expects to renew the credit facility in July of 1996. The Company considers it's working capital to be adequate to fund presently foreseeable working capital requirements.

PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

                           (a)      Exhibits - None

                           (b)      Reports on Form 8-K - None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TELEBYTE TECHNOLOGY, INC.
                                        (Registrant)

Dated:   May 15, 1996                   By:
                                        Joel A. Kramer
                                        President, Chief Executive Officer
                                        and Chief Financial Officer