Form 10QSB
period 1996-06-30
TELEBYTE TECHNOLOGY INC
filed 1996-08-15
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB
[X] Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
    Act of 1934
                      For the quarter ended June 30, 1996

[   ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
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

                           Yes      X                No

As of August 14, 1996 there were outstanding 1,491,566 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                           Yes                       No       X

                            TELEBYTE TECHNOLOGY, INC.

                                      INDEX

Part I            Financial Information

         Item 1.           Financial Statements

                           Balance Sheets
                           June 30, 1996 (Unaudited)

                           Statements of Earnings
                           Three and six months ended
                           June 30, 1996 and 1995 (Unaudited)

                           Statements of Cash Flows
                           Six months ended
                           June 30, 1996 and 1995 (Unaudited)

                           Condensed Notes to Financial
                           Statements (Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.



Part II                      Other Information

                                     Part I
                              Financial Information

Item 1.      Financial Statements

                            TELEBYTE TECHNOLOGY, INC.
                                 BALANCE SHEETS
                                                       June 30, 1996
                                                     --------------------
ASSETS                                                  (unaudited)

CURRENT ASSETS
             Cash & cash equivalents                    $       414,287
             Accounts receivable, less
               allowances for doubtful accounts                 525,377
             Inventory                                        1,151,469
             Prepaid expenses                                   109,024
             Deferred Income Taxes                               80,000
                                                      --------------------
             TOTAL CURRENT ASSETS                             2,280,157

             PROPERTY, PLANT AND EQUIPMENT, less
               accumulated depreciation and amortization      1,180,085

             OTHER ASSETS                                        45,452
                                                       --------------------
                                                         $    3,505,694
                                                       ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts payable                           $       286,834
             Accrued expenses                                    94,499
             Current maturities of long-term debt                46,252

             TOTAL CURRENT LIABILITIES                          427,585

LONG-TERM DEBT, less current maturities                       1,017,694

SHAREHOLDERS' EQUITY
             Common stock, par value $.01 per share
               1,636,566 issued and 1,491,566 outstanding        16,366
             Capital in excess of par value                   2,751,988
             Accumulated deficit                               (613,706)
             Less treasury stock, at cost,
               (145,000 shares)                                 (94,233)
                                                        --------------------
                                                              2,060,415
                                                        --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $    3,505,694
                                                        ====================

    The accompanying notes are an integral part of this financial statement.

                            TELEBYTE TECHNOLOGY, INC.
                             STATEMENTS OF EARNINGS
                                   (Unaudited)


                           Three Months                    Six Months
                           Ended June 30,                Ended June 30,
                      -------------------------  -------------------------------
                          1996           1995           1996             1995
                      ----------    -----------   -------------  ---------------

NET SALES            $   965,056    $ 1,010,590   $   1,904,457   $    1,895,522

COST OF SALES            424,460        437,033         861,146          818,696
                      ----------   ------------   -------------   --------------
GROSS PROFIT             540,596        573,557       1,043,311        1,076,826
                      ----------   ------------   -------------   --------------

OPERATING EXPENSES
Research & development    65,009         76,021         124,412          144,059
Selling, G & A           459,114        443,568         914,202          841,813
                      ----------   ------------   -------------   --------------
                         524,123        519,589       1,038,614          985,872
                     -----------   ------------   -------------   --------------

Operating Income          16,473         53,968           4,697           90,954
                     -----------   ------------   -------------   --------------

OTHER INCOME (EXPENSE)
    Rental Income         12,049         12,049          24,098           24,098
    Interest Income        2,890          4,562           6,119            9,562
    Interest Expense     (28,335)       (28,980)        (57,734)        (56,901)
                     ------------  -------------  --------------   -------------

Income before taxes        3,077         41,599         (22,820)          67,713

Provision for taxes            0          1,300               0            2,300
                     ------------  --------------  -------------   -------------

NET INCOME (LOSS)       $  3,077      $  40,299      $  (22,820)       $  65,413
                     ============  ==============  =============   =============

NET INCOME (LOSS)
PER SHARE               $   --        $    0.03      $   (0.015)       $    0.04
                     ============  ==============  =============   =============

Average number
of shares              1,491,566      1,511,566       1,491,566        1,511,566
                     ============  ==============  =============   =============

     The accompanying notes are an integral part of this financial statement

                            TELEBYTE TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six Months
                                                         Ended June 30,
                                                  ------------------------------
                                                     1996               1995
                                                  ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) Income                                  $  (22,820)       $   65,413
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
             Depreciation and amortization             43,650            25,650
             Decrease (increase) in assets:
               Accounts receivable                    (60,389)          (98,736)
               Inventories                           (187,565)           53,542
               Prepaid expenses and other             (19,870)           51,334
               Increase in liabilities:
               Accounts payable                       166,550            55,813
               Accrued expenses                       (53,707)           15,440
                                                    ----------       -----------
Net cash (used in) provided in
  operating activities                               (134,151)          168,456
                                                    ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash was paid for:
             Property and equipment                    25,273            60,605
                                                    ----------       -----------

Net cash used in investing activities                 (25,273)          (60,605)
                                                    ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from:
            Financing capital assets
                                                                         26,257
Cash was used for:
             Principal payments of long-term debt      27,467            26,786
             Purchase treasury stock                    8,288
                                                    ----------       -----------
Net cash used in financing activitiese                (35,755)             (529)
                                                   -----------       -----------
Net increase (decrease) in cash and
  cash equivalents                                   (195,179)          107,322
Cash and cash equivalents at
  beginning of period                                 609,466           439,377
                                                    ----------        ----------
Cash and cash equivalents at
  end of period                                    $  414,287        $  546,699
                                                   ===========       ===========

    The accompanying notes are an integral part of this financial statement.

                            TELEBYTE TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     CONDENSED FINANCIAL STATEMENTS

The balance sheet as of June 30, 1996, the statement of earnings for the three and six months then ended and the statements of cash flows for the six month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the fiscal year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

Item 2.
Management's Discussion and Analysis of Financial Condition or Plan of Operation

RESULTS OF OPERATIONS

Sales for the second quarter ended June 30, 1996 decreased 4.5% to $965,056 compared to sales of $1,010,590 for the same period in 1995. Sales for the six months ended June 30, 1996 was $1,904,457 compared to $1,895,522 for the comparable period of 1995.

Cost of sales for the second quarter of $424,460 or 44% of sales increased compared to $437,033 or 43.2% of sales during the same period in 1995. The slight decrease in the Company's gross profit margin was primarily a function of product mix.

Selling, general and administrative expenses of $459,114 for the second quarter ended June 30, 1996 increased compared to $443,568 for the same period in 1995 and $455,088 in the first quarter of 1996. During the second quarter, the Company continued its aggressive marketing campaign in an effort to stimulate sales. Activities included attendance at three (3) major trade shows and increased levels of print media advertisement.

Research and development expenses decreased to $65,009 compared to $76,021 for the second quarter of 1995. During the second quarter, the Company continued its development of several advanced data communications products. The first of these, an HDSL (High Datarate Subscriber Line) modem is expected to be introduced in the fourth quarter of 1996. In addition, the Company began development of a new G.703 interface converter, which it also expects to introduce in the fourth quarter of 1996. The G.703 protocol operates at a speed of 64Kbps. It is very popular in Europe and is starting to be used in other countries of the world.

Interest income decreased to $2,890 during the second quarter of 1996 compared to $4,562 for the same period of 1995 and $3,229 for the first quarter of 1996. The decrease is due primarily to the lower cash on deposit and lower yields at Merrill Lynch. During the second quarter of 1996, the Company had rental income of $12,049, which was in line with the comparable quarter in 1995 and the first quarter of 1996. Net income decreased to $3,077 for the three months ended June 30, 1996, compared to $41,427 for the same period in 1995. The net loss of $22,820 for the six month ended June 30, 1996, contrast with the net income of $67,713 during the same period in 1995. The decline in net income is due primarily to higher selling expenditures which the Company believes are necessary to develop future sales and be competitive.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 1996 was $134,151 compared to net cash provided by of $168,456 for the same period in 1995. This change is due primarily to higher levels of inventory and accounts receivable. Working capital decreased to $1,852,572 at June 30, 1996, a decrease of $39,262 from December 31 1995. The current ratio at June 30, 1996 decreased to 5.3 to 1 compared to 7.0 to 1 at December 31, 1995. The Company renewed its $1,000,000 line of credit with Merrill Lynch effective July 1, 1996 for one year. The Company has no amounts outstanding under the line of credit at this time. The Company considers it's working capital to be adequate to fund presently foreseeable working capital requirements.

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

                                          TELEBYTE TECHNOLOGY, INC.
                                             (Registrant)

Dated:    August 14, 1996                    By:
                                             Joel A. Kramer
                                             President, Chief Executive Officer
                                             and Chief Financial Officer