Form 10QSB
period 1996-09-30
TELEBYTE TECHNOLOGY INC
filed 1996-11-13
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended  September 30, 1996

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

270 Pulaski Road, Greenlawn, New York                                      11740
(Address of principal executive offices)                               Zip Code)

Registrant's Telephone Number, including Area Code:               (516) 423-3232

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                           Yes      X                No

As of November 8, 1996 there were outstanding 1,481,766 shares of Common Stock, $.01 par value.
Transitional Small Business Disclosure Format (check one);

                           Yes                       No       X

                            TELEBYTE TECHNOLOGY, INC.

                                      INDEX

Part I            Financial Information

         Item 1.           Financial Statements

                           Balance Sheet
                           September 30, 1996 (Unaudited)

                           Statements of  Earnings
                           Three and nine  months ended
                           September 30, 1996 and 1995 (Unaudited)

                           Statements of Cash Flows
                           Nine months ended
                           September 30, 1996 and 1995 (Unaudited)

                           Condensed Notes to Financial
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operation.



Part II  Other Information

Part I   Financial Information

Item 1. Financial Statements

                            TELEBYTE TECHNOLOGY, INC.
                                  BALANCE SHEET

                                SEPTEMBER 30,1996
                                   (unaudited)

ASSETS

CURRENT ASSETS
             Cash & cash equivalents                    $       446,105
             Accounts receivable, less
               allowances for doubtful accounts                 665,513
             Inventory                                        1,081,111
             Prepaid expenses                                   118,658
             Deferred Income Taxes                               80,000
                                                    --------------------
             TOTAL CURRENT ASSETS                             2,391,387

             PROPERTY, PLANT AND EQUIPMENT, less
               accumulated depreciation and amortization      1,169,603

             OTHER ASSETS                                        44,402
                                                    --------------------
                                                         $    3,605,392
                                                    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts payable                           $       203,064
             Accrued expenses                                   120,038
             Current maturities of long-term debt                46,345
                                                    --------------------
             TOTAL CURRENT LIABILITIES                          369,447

LONG-TERM DEBT, less current maturities                       1,007,281

SHAREHOLDERS' EQUITY
             Common stock, par value $.01 per share
               1,636,566 issued and 1,481,766 outstanding        16,366
             Capital in excess of par value                   2,751,988
             Accumulated deficit                               (438,597)
             Less treasury stock, at cost, (154,800 shares)    (101,093)
                                                    --------------------
                                                              2,228,664
                                                    --------------------
TOTAL LIABILITIES AND SHAREHOLDER'S' EQUITY              $    3,605,392
                                                    ====================
    The accompanying notes are an integral part of this financial statement.

                            TELEBYTE TECHNOLOGY, INC.
                             STATEMENTS OF EARNINGS
                                   (Unaudited)

                                   Three Months               Nine Months
                                Ended September 30,        Ended September 30,
                              -----------------------    -----------------------

                                  1996        1995         1996         1995
                              -----------  ----------   ----------  ------------

NET SALES                     $ 1,265,191  $  959,169  $ 3,169,648  $  2,854,691

COST OF SALES                     601,538     437,706    1,462,684     1,256,402
                              -----------  ----------  -----------  ------------
GROSS PROFIT                      663,653     521,463    1,706,964     1,598,289
                              -----------  ----------  -----------  ------------

OPERATING EXPENSES
  Research and development         53,213      65,860      177,625       209,919
  Selling, G&A                    419,524     386,741    1,333,726     1,228,554
                              -----------   ---------  -----------  ------------
                                  472,737     452,601    1,511,351     1,438,473
                              -----------   ---------  -----------  ------------

Operating Income                  190,916      68,862      195,613       159,816
                              -----------   ---------  -----------  ------------

OTHER INCOME (EXPENSE)
    Rental Income                  12,048      12,048       36,146        36,146
    Interest Income                 3,088       4,838        9,207        14,400
    Interest Expense              (28,444)    (29,996)     (86,178)     (86,897)
                              ------------  ----------  ----------- ------------

     Income before income taxes   177,608      55,752      154,788       123,465

Provision for income taxes          2,500       1,700        2,500         4,000
                              ------------  ----------  -----------  -----------
      NET INCOME              $   175,108  $   54,052   $  152,288    $  119,465
                              ============  ==========  ===========  ===========

      NET INCOME PER SHARE    $      0.12  $     0.04   $     0.10    $     0.08
                              ============  ==========  ===========  ===========

Average number of shares        1,489,932   1,511,566    1,492,688     1,511,566
                             =============  ==========  ===========  ===========

     The accompanying notes are an integral part of this financial statement

                            TELEBYTE TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months
                                                         Ended September 30,
                                                      --------------------------

                                                         1996             1995
                                                      ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                           $  152,288    $    119,465
Adjustments to reconcile net income to
  net cash used in operating activities:
             Depreciation and amortization               65,475          38,474
             Decrease (increase) in assets:
               Accounts receivable                     (200,525)        (55,016)
               Inventories                             (117,207)         89,345
               Prepaid expenses and other               (28,454)        108,406
               Increase (decrease)  in liabilities:
               Accounts payable                          82,780         (64,504)
               Accrued expenses                         (28,168)         28,403
                                                     -----------      ----------
Net cash provided by (used in)
operating activities                                    (73,811)        264,573
                                                     -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash was paid for:
             Property and equipment                     (36,616)        (65,554)
                                                      ----------      ----------

Net cash used in investing activities                   (36,616)        (65,554)
                                                      -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from:
             Financing capital assets                                    26,257
 Cash was used for:
             Purchase Treasury Stock                    (15,148)
             Principal payments of long-term debt       (37,787)        (41,300)
                                                      -----------     ----------
Net cash used in financing activities                   (52,935)        (15,043)
                                                      -----------     ----------
Net increase (decrease) in cash and
  cash equivalents                                     (163,362)        183,976
Cash and cash equivalents at
  beginning of period                                   609,467         439,377
                                                      -----------     ----------
Cash and cash equivalents at
  end of period                                      $  446,105       $  623,353
                                                     ============     ==========

    The accompanying notes are an integral part of this financial statement.

                            TELEBYTE TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED FINANCIAL STATEMENTS

The balance sheet as of September 30, 1996, the statement of earnings for the three and nine months then ended and the statements of cash flows for the nine month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the fiscal year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.


RESULTS OF OPERATIONS


Sales for the third quarter ended September 30, 1996 increased 32% to $1,265,191 compared to sales of $ 959,169 for the same period in 1995, and sales of $ 965,056 for the second quarter of 1996. The higher sales level can be attributed to the success of increased promotional activities during the first half of 1996 and the shipment of a $170,000 order of interface converters which was disclosed at the Companys annual meeting in July 1996.

Cost of sales for the third quarter of $601,538 or 47.5% of sales increased compared to $437,706 or 45.6% of sales during the same period in 1995 and 44% of sales for the second quarter of 1996. The decrease in the Companys gross profit margin was primarily a function of product mix.

Selling, general and administrative expenses of $419,524 increased compared to $386,741, however, as a percentage of sales SG&A decreased to 33.2% as compared to 40.3% for the same period in 1995 and decreased from $459,114 in the second quarter of 1996, a 9% decrease. The Company continues to increase its promotional activities in an effort to boost sales and as such has embarked on a sales campaign based upon increased catalog distribution. In prior years the Company distributed approximately 125,000 catalogs. Through November 8, 1996 the Company has distributed approximately 260,000 catalogs with 100,000 of these having been mailed at the beginning of the fourth quarter. The Company expects to expand this sales program in 1997.

Research and development expenses decreased to $53,213 compared to $65,860 for the third quarter of 1995 and $65,009 in the second quarter of 1996. During the third quarter, the Company continued development of several advanced data communications products. The first of these, an HDSL (High Datarate Subscriber line) modem is expected to be introduced in the fourth quarter of 1996.


Interest income decreased to $3,088 and $9,207 for three and nine months ended September 30, 1996, compared to $4,838 and $14,400 for the comparable periods ended September 30, 1995. The decrease reflects lower levels of short term investments of cash equivalents. Net income of $175,108 for the third quarter increased compared to $54,052 for the third quarter of 1995. The increase can be primarily attributed to higher sales during the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $163,362 was used primarily to fund increased levels of inventory and accounts receivable due to increased sales revenues. Working capital increased to $2,021,940 at September 30, 1996, an increase of $130,106 from December 31 1995. The current ratio at September 30, 1996 decreased to 6.5 to 1 compared to 7.0 to 1 at December 31, 1995. The Company maintains a $1,000,000 line of credit with Merrill Lynch effective July 1, 1996 for one year. The Company has no amounts outstanding under the line of credit at this time. The Company considers it's working capital to be adequate to fund presently foreseeable working capital requirements.

PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

                           (a)      Exhibit No. 27 - Financial Data Schedule

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

Dated:    November 8, 1996                 By:
                                           Joel A. Kramer
                                           President, Chief Executive Officer
                                           and Chief Financial Officer