Form 10KSB
period 1996-12-31
TELEBYTE TECHNOLOGY INC
filed 1997-03-28
CIK 726451

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

( X ) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
 Act of 1934 For the fiscal year ended December 31, 1996 ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
            transition period from ______________ to _______________

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

   The registrant's revenues for its most recent fiscal year were $4,136,685.

  The aggregate market value of the voting stock held by non-affiliates of the registrant at March 11, 1997 was $878,366.

     The number of shares of common stock outstanding at March 11, 1997 was
                                   1,481,766.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
 Transitional Small Business Disclosure Format (check one): Yes _____; No __X__

                                                                         PART 1

Item 1.           Business

Telebyte Technology, Inc. (herein either the "Company" or "Telebyte") designs, manufactures, and markets electronic data communications products that operate over copper and fiber cables. The Company's operations are in a single business segment and, except for sales to foreign distributors, the Company does not conduct any foreign operations. The Company was formed as a New York corporation in 1983 and re-incorporated in Nevada in 1987.

Introduction

The Company's data communications equipment is used principally to provide connectivity solutions and maintain data communications networks. Telebyte's products effectively link computers to other computers and peripheral devices in a manner that enables them to operate as a complete system. An example of growing areas are data acquisition systems, process control systems, computerized time clocks, intelligent scales, and bar code reading equipment. The Company's six principal data communications product categories are interface converters, short haul modems, data communications test equipment, Local Area Network (LAN) products, surge-lightning protectors and multiplexers. The Company also sells a variety of data communications switching equipment and accessories.

In the large data communication marketplace, Telebyte focuses on the area of "premises communication" or local networks. Telebyte addresses the needs of customers that have computer systems with data communications applications including distances whose range is from a few feet to a few miles. Accordingly, Telebyte's products are used in data communication networks in facilities such as industrial plants, factories, high rise office buildings, or campus like environments. The transmission media used in this environment are "twisted pair" copper wire and/or fiber optic cable. Fiber optic based products represents a growing segment of the Company's product line.

The Company's products fill a variety of applications in the overall system plan and are considered the "glue" to allow many different systems to function properly. The Company's prospective market is increasing as the ubiquitous personal computer (PC) embraces more applications. The Company endeavors to maintain a broad product line by developing both improved versions of current products and new products. Fiber optic products have been an increasingly important factor in the Company's business and future product development will continue to emphasize this area.

Business Developments for 1994, 1995 and 1996

During 1994 the Company expanded its product line through an original equipment manufacturer (OEM) relationship with a Florida based company to resell, under the Telebyte name, a group of switching products. Approximately 70,000 of the Company's product catalogs were mailed in November of 1994. Neural network processor development was completed and initial orders for the Company's Model 1000 Neuro Engine neurocomputer and neural network modules, Model 1001, were received in the third quarter with initial deliveries beginning in late December of 1994. New product development in 1994 resulted in eleven new product introductions. In addition, several custom products were developed for customers such as Trane Corp., VONS Supermarkets and Telegenix.

In 1995 Telebyte devoted efforts to redesign a significant number of its core short haul modems and interface converters to include a new display feature. This display, incorporating liquid crystal technology and called DataSpy(R), provides a window onto the data link thereby simplifying installation and maintenance of the network. DataSpy(R) is a registered trademark of Telebyte. In addition, Telebyte submitted a patent application to cover this feature. It is expected that this feature will act as a significant product differentiator between Telebyte and its competitors.

1995 saw large numbers of interface converters shipped to Intel and AT&T. A system integrator, working for the U.S. government, took delivery of several thousand modem abort timers. Also during 1995 the Company decided to exit the video market which had become flooded with commodity products from Asia. This competition caused margins to erode quickly and therefore the products did not meet Telebyte's criteria for gross margin.

Many other companies availed themselves of Telebyte's ability to design special products or modify existing products. This product "design-in" is expected to produce additional volume sales as production begins for the programs, which include these special Telebyte products.

1996 was a year in which the Company took on a more aggressive position in establishing itself by virtue of increased media attention. This was realized by advertising, catalog mailings and trade show attendance. This was augmented by the single largest order for rack mounted interface converters, in the Company's history, from a Government subcontractor.

Also in 1996, due to the poor sales of the neurocomputer and a deterioration of the relationship between the Company and the owner of the neurocomputer technology, Telebyte terminated the relationship with that owner and withdrew from the neurocomputer technology market. Consistent with this decision was the decision to focus on the growing of the data communications product line.

Products

Telebyte's   products   compete  in  six   different   product   areas  of  data
communications networks. These are Interface Converters, Short Haul Modems, Test Equipment, LAN Products, Lightning Protection and Multiplexers.

Interface converters transform the characteristics of the electrical interface of one device to enable it to become compatible with the electrical interface of another. This conversion may also include modifying the protocol and/or the physical medium, i.e., copper wire to fiber cable. As a result, a data communications network can be established or expanded using equipment which otherwise would be unable to transmit or receive data from each other. Interface converters represented 48% of Telebyte's revenue in 1996, and because the industry continues to develop new interface standards, the Company anticipates that the market may require greater varieties of interface converters, thereby expanding the available market for existing products and creating opportunities for new products. Telebyte's line of interface converters is available in most of the configurations now required by the market and includes programmable devices. When the appropriate opportunity presents itself, the Company will manufacture custom interface converters to meet a particular customer's requirements.

Short haul modems differ from those modems which most people are familiar with, those that operate over the dial-up telephone network. Short haul modem devices provide the link over dedicated wires or optical fibers among computers and accessory equipment such as terminals, printers, badge readers, scales, bar code readers, and other computer controlled machines. Short haul modems are also used in establishing communications between micro or personal computers and mini or main frame computers. Thus, the role of the short haul modem has been expanded from coupling terminals to a central processing unit to creating extensive computer to computer/peripheral networks. The Company's short haul modem devices are designed to provide data communications links ranging from relatively short distances to several miles. The Company manufactures and sells a variety of short haul modems designed for particular applications and the electrical environment of the user. For example, Telebyte has three types of short haul modems, with transmission capabilities that are suited for (i) factories or heavy manufacturing operations, (ii) light manufacturing, and (iii) industrial office areas or general office locations. Due to technological changes and innovations, the Company has to develop new short haul modem products on a continual basis to meet its customers' technical requirements and to remain competitive in this market. Short haul modems represented 29% of Telebyte's net sales in 1996.

No other product areas had sales that exceeded 10% of net sales in 1996.

The third most important product area by sales revenue is called Test Equipment. This area consists of two distinctly different product groups, namely wireline simulation and protocol analyzers. The wireline simulator is used in engineering development and in production tests. This area is experiencing growth due to the availability of new communications services such ISDN (Integrated Services Digital Network), HDSL (High Datarate Subscriber Line), ADSL (Asymmetric Datarate Subscriber Line) and T1 (high-speed data services offered by telephone companies). These services have created new product opportunities, which are being satisfied by a host of companies for whom the Telebyte wireline simulators have become a valuable piece of production test equipment to guarantee their products comply with published specifications. These products are also applicable to engineering product development and evaluation efforts to determine the character and limitations of certain data communications and transmission devices. New transmission technologies such as ATM (Asynchronous Transfer Mode) are creating additional product opportunities for existing and new wireline simulators.

The other area of test equipment is protocol analyzers which are used to analyze and test the integrity of data communications networks. Telebyte's protocol analyzer test equipment product line includes "plug-in" printed circuit boards and stand alone units for use with IBM personal computers and compatible clones. These items are supplied with the software necessary to enable the personal computer user to monitor or emulate the data line with other devices in the data communications network. This test equipment product assists in maintenance because it can rapidly identify open leads, missing signals and other errors, and intermittent problems can be tracked and stored in memory for later analysis. During 1996 Telebyte initiated the development of a new protocol analyzer to provide increased performance. This product, called the Model 905 Comscope, was released in the first quarter of 1997.

Telebyte manufactures and sells a number of lightning and surge protectors which prevent damage to data communications equipment that can be caused by high voltage surges and transients, ground currents, and other lightning induced electrical disturbances encountered on data communication circuits. The Company believes this area of business may expand as more diverse systems are deployed.

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

The Company generally manufactures and maintains an inventory of products based upon historical levels of demand and sales forecasts. Most of its products are standard or catalog items. On occasion, the Company produces custom products manufactured to a customer's specifications or for a specific application.

The Company has not experienced a shortage of manufacturing materials or components, and it purchases raw materials and supplies from domestic and foreign sources. The Company does not depend upon any particular source of supply, and not more than 10% of the purchases were from a single supplier. Raw material and supplies are readily available from various sources.

The research and new product development budget for 1997 is $405,000 compared to approximately $260,000 and $282,000 spent in 1996 and 1995, respectively. The cost of research and development is not borne directly by the Company's customers.

Federal, state, and local environmental laws and regulations have no material impact on Telebyte or its business. The Company is subject to the governmental regulations that apply to businesses generally.

Sales and marketing

The Company markets its data communications products by promotional activities such as telephone sales, paid advertising, press releases, post card decks, direct mail campaigns, and participating in trade shows. Telebyte currently conducts its sales and marketing efforts through an in-house sales staff and a network of distributors.

On the basis of continuing market research the Company believes that the most effective way to increase its end user business, currently the largest source of revenues, is to increase the circulation and content of its catalog, the Datacom/Networking Cookbook. In 1995 the Company distributed 100,000 catalogs and in 1996 more than 200,000 were distributed. In 1996 the Company employed a coverwrap over the catalog cover with a return postcard in order to capture qualified leads from mailings whose source was rented lists. The Company continues to build its prospect database.

While the catalog is the focus of the promotional activities, the Company also uses other techniques in addition to those mentioned above. During 1996 the Company established a Web site on the INTERNET that contains the Company's complete catalog. This Web site, http://telebyteusa.com, is producing an increasing number of inquiries which adds a large number of qualified leads to the Company's database.

Sales generated by all of these promotional activities are primarily to end-users rather than resellers. Such end-users include OEM's (Original Equipment Manufacturer), system integrators or installers and customers who may be employing the product for their own specific use.

The Company also uses distributors as resellers. At the end of 1996 the Company had 20 domestic distributors of record. Domestic distributors do not have any territorial exclusivity. In the domestic marketplace, the Company's sales to end-users dominates its sales to distributors. The ratio of these sales were 3.13, 2.85 and 2.27 to 1 in 1996, 1995 and 1994, respectively. Internationally, the Company uses 57 distributors. Some products are marketed through other catalog distributors. Foreign sales represented approximately 10.6% in 1996, 11.8% in 1995 and 12.6% in 1994 of net sales.

Domestic sales to end-users and domestic distributors are serviced by internal sales representatives who are paid commissions on all sales from those customers. At the end of 1996 the Company had 5 such representatives on its staff. Foreign sales are under the direction of the President of the Company with the help of an assistant. These sales are carried out by a network of international distributors. For the most part these distributors are given territorial exclusivity. In some countries new laws make exclusive sales arrangements illegal and additional distributors are being added.

The Company does not depend upon the sales to any single customer or a limited group of customers. There are no sales to a single customer during the last three years exceeding 10% of net sales. Sales of products to the U.S. government are not subject to renegotiations of profits or termination of contracts at the U.S. government's election. For the most part such sales are covered by the Company's General Service Administration (GSA) contract. The Company's sales are not materially affected by seasonal factors.

Competition

There are a significant number of companies engaged in manufacturing and selling data communications equipment in the same markets as the Company. Since Telebyte's product line is diverse, it is difficult to define and enumerate its competition. As a general matter, there are competitors that are larger and more established than Telebyte, many with technical and capital resources, which the Company does not possess, and more well-developed sales and marketing capabilities.

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

Historically, the Company has not relied upon patents, registered trademarks or licenses to give it a competitive advantage.

Employees

As of December 31, 1996, the Company had 35 full time employees. Of these employees, two are executives, six are in sales, four in research and engineering, four in administration, and the balance in manufacturing, shipping, and related activities. The Company uses subcontractors and part-time help to support its current operations. None of the employees are represented by a labor union, and the Company considers its employee relations to be good.

Backlog

At December 31, 1996, the Company's backlog was $119,780 all of which the Company expects to fill in fiscal 1997. Comparable backlog at December 31, 1995 was $270,533.

Item 2.           Properties

Telebyte's executive office, plant, and manufacturing facility are located in a 20,000 square foot building on 3.2 acres, at 270 Pulaski Road, Greenlawn, New York 11740. The Company purchased the land and building in September 1985. The Company refinanced the existing mortgage in May 1988 and the property now secures a mortgage loan payable on a fully self-amortizing basis over 20 years. Interest under the mortgage is based on 2.75% over the bank's prime rate, however, such rate cannot be less than 10% and will be recalculated on June 1,1997. The outstanding principle balance of the mortgage loan, as of December 31, 1996, was $1,024,378. Management believes that all of its properties, plant, and equipment are well maintained and adequate for its requirements.

Of the 20,000 square feet the Company has leased 5,000 square feet to a tenant. Management believes that Telebyte's existing manufacturing facilities are sufficient to support its present needs and anticipated growth, and the Company does not foresee any significant capital expansion of its plant in Greenlawn.

Item 3.           Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or by which its properties are subject.


Item 4.           Submission of Matters to a Vote of Security Holders

Not applicable.


                                     PART II


Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

Until September 2, 1992, the Company's common stock was listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "TBTI." After that date the stock was moved to the Over The Counter Bulletin Board since it no longer met the requirements of NASDAQ's minimum bid price.

The following table sets forth the high and low bid prices for the common stock for each fiscal quarter during 1996 and 1995 as reported by the National Association of Securities Dealers, NASD. The bid and ask prices for the common stock on March 11, 1997 were $.81 and $1.13 respectively.


                                 1996                               1995

                     High               Low               High              Low

First Quarter         7/8               3/4                7/8              5/8

Second Quarter        7/8              7/16              2 1/4            1 1/8

Third Quarter         7/8             23/32              2 1/8            1 1/8

Fourth Quarter      1 1/4             11/16              1 1/4              5/8


The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

At March 7, 1997, there were approximately 321 holders of record of the Company's common stock. Most of the shares of the common stock are held in street name for a larger number of beneficial owners.

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

Item 6.  Management's Discussion and Analysis of Financial Condition and

Results of Operations

Fiscal 1996 Compared to Fiscal 1995

Sales for the year ended December 31, 1996 increased by 10% to $4,136,685. The sales increase was primarily a result of the increased sales and marketing efforts begun by the Company in 1996. This included increased catalog mailings and attendance at many industry trade shows. The area of interface converters continued to expand as well as fiber optic products as a group.

An analysis of the gross margin for 1996 reveals that it was 52.5% as compared to 55.2% for 1995. This was primarily a function of product mix which includes newer products that have reduced gross margins due to start-up charges and a more competitive environment as well as an increased provision for obsolete materials of inventory during 1996. Cost of sales increased by $281,704 reflecting the increase in sales as well the above factors.

Selling, general, and administrative costs increased by $190,092. The increase resulted primarily from increased promotional expenses of $145,000 related to the printing and distribution of a much larger quantity of the Company's catalog and other related marketing efforts which include attendance at industry trade shows.

Research and development decreased in 1996 to $260,322, or 6.3% of sales, from $282,172, or 7.5% of sales in 1995. The decrease was due to the loss of a senior engineer who was working on a part time basis.

Interest expenses of $113,033 in 1996 decreased to 2.7% of sales as compared to $115,081, or 3.0% in 1995.

Interest income decreased by $1,971. The marginal decrease in 1996 reflects the lower levels of cash on hand during 1996. In 1996 the Company had rental income of $48,195, equal to the 1995 rental income. For 1997 the Company expects rental income of approximately $48,000.

The Company generated net income of $30,455 or $0.02 per share, .7% of sales, compared to $101,592 or $.07 per share, 2.7% of sales, for 1995. This decrease reflects the higher selling, general and administrative, and promotional costs incurred in 1996 and a slight decrease in the Company's gross profit percentage.

The Company believes that all of the market indications for the future of the data communications market and for the Company's products are positive and will increase for 1997; however there can be no assurance that this will happen. The Company has terminated the external salesperson hired in 1995 as the Company found that sales were not forthcoming from this effort.

Liquidity and Capital Resources

In 1996, the Company invested $60,071 in property and equipment, which was financed through internally generated funds. The statements of cash flows indicate that the Company generated $107,760 in 1996 compared to $320,050 in 1995 in cash from operations. The decrease was primarily due to lower net income and increased inventory levels.

Working capital increased as of December 31, 1996 by $15,284 to $1,876,550, compared with $1,891,834 at December 31, 1995. The current ratio decreased to
6.2 to 1 at December 31, 1996, compared to 7.0 to 1 at December 31, 1995.

The Company has renewed its line of credit, which now expires in July 1997, based upon eligible accounts receivable, raw materials, and finished goods inventories, for a maximum of $1,000,000 from Merrill Lynch. The line of credit is available for general working capital purposes and to finance business growth. As of December 31, 1996, there was no outstanding balance due under the line of credit. During the past three years the Company's operations have generated sufficient working capital to sustain its current levels of operations and the Company believes that cash generated by the Company's operations, current cash and cash equivalents, and the line of credit should supply the cash resources to meet its cash needs for the next twelve months. The Company has no commitments for any major capital expenditures in 1997.


Effect of Inflation

During the five-year period ending December 31, 1996, the Company was able to decrease its costs of sales of its products to compensate for the effect of inflation on the cost of components. This was accomplished by changes in manufacturing methodology, namely, increasing the amount of product manufactured on a sub-contractor basis.


Item 7.           Financial Statements

See "Index to Financial Statements" beginning on page F-1 below.

Item 8. Changes in and Disagreements with Accountants in Accounting and Financial Disclosures

Not applicable.

                                    Part III


Item 9.      Directors, Executive Officers, Promoters, and Control Persons;

The following table sets forth certain information concerning Company's officers and directors as of December 31, 1996. Telebyte's directors are elected to serve until the next annual meeting of shareholders or until their successors are elected and qualified. The executive officers are appointed annually by, and serve at the pleasure of, the Board of Directors.

Name, age, and positions     Business experience during past            Director
held with the Company        five years and principal occupation         since

Joel A. Kramer, age 59,(1)   Mr. Kramer has served as President          1983
President and Chairman of    of the Company since August 1983,
the Board of Directors       and Chairman of the Board since
                             February 1989.

Kenneth S. Schneider,Ph.D.,  Dr. Schneider has served as Treasurer       1983
age 51, Vice President,      and Vice President, of the Company
Treasurer, Secretary, and    since August 1983; and he was elected
Director                     Secretary in March 1991.  Dr. Schneider
                             is a senior member of the Institute of
                             Electrical and Electronic Engineers.

Jamil Sopher, age 53 (2)     Mr. Sopher is a Principal Financial         1996
Director                     Analyst with the World Bank where
                             he has been employed for 18 years.

Robert M. Kramer, age 56 (3) Mr. Kramer is a private investor and has    1996
Director been since 1987. Prior thereto he held the position of Vice President at Drexel Burnham Lambert and Shearson-Lehman.


(1) Mr. Robert M. Kramer is the brother of Mr. Joel A. Kramer, the President and Chairman of the Board of Directors of the Company.
(2) Mr. Sopher received a Bachelor of Science and MSEE from Cornell and an MBA from Harvard.
(3) Mr. Kramer received a BSME from Polytechnic Institute, a MSME from City College of NY and an MBA from the Wharton Graduate School.

Section 16 Compliance

Based upon a review of copies of the forms required to be filed under Section 16(a) of the Securities Exchange Act of 1934 or written representations from officers and directors, the Company believes all officers and directors, and greater than ten percent owners of the Company's common stock have complied with
Section 16(a.)

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


                                                               Summary Compensation Table

                           Annual Compensation                                  Long-Term
                           Compensation
                                                                            Awards                    Payouts

      (a)          (b)       (c)       (d)         (e)            (f)            (g)               (h)           (i)
    Name and                                   Other Annual    Restricted        Stock          Long-Term        All Other
   Principal       Year    Salary     Bonus    Compensation   Stock Awards   Options/SARs    Incentive Payout   Compensation
    Position
                             ($)       ($)         ($)           (No.)          (No.)              ($)              ($)
Joel A. Kramer    1996    $107,100   $4,300    $ 11,481(1)         0              0            $11,281(2)          $3,203
President, CEO    1995    $105,497   $13,300    $11,367(1)         0            5,000           $9,281(2)          $2,997
  & Director      1994     $97,968   $11,500    $12,697(1)         0            5,000           $9,281(2)          $2,948

  Kenneth S.      1996     $95,599   $3,150     $7,256 (1)         0              0             $4,080(2)          $2,819
   Schneider
   Sr. V.P.       1995     $95,153   $9,000     $6,619(1)          0            5,000           $4,080(2)          $2,668
 Sales, Sec.,
   Treas. &       1994     $90,394   $6,200     $6,678(1)          0            5,000           $4,080(2)          $2,858
   Director


(1) Commissions - Mr. Kramer received a 2.5% commission of net sales to customers not located within the United States. Mr. Schneider received a 0.5% commission of net sales to customers located within the United States. The amounts paid are set forth above under the caption entitled "Other Annual Compensation".


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
   Sr.V.P. Sales,
       Sec.,
 Treas. & Director

(1) In 1990 the Company entered into deferred compensation agreements with key officers, pursuant to which the officers will receive a defined amount, approximately 30% of their 1990 base salary, each year for a period 10 years after reaching age 65. The deferred compensation plans are funded through life insurance and are being provided for currently. The expense charged to operations in 1996 for such future obligations was $15,361 ($11,281 and $4,080, for Joel Kramer and Kenneth Schneider, respectively).

12

                                                     Aggregate Option Grants in Last Fiscal Year
                                                 % of Total Options         Exercise or
                           Number of Options    Granted to Employees         Base Price             Expiration
         Name                   Granted          in Fiscal Year 1995           ($/Sh)                  Date

  Joel A. Kramer                   0                      0                      -                       -
 Kenneth S. Schneider              0                      0                      -                       -

The following table sets forth information concerning each exercise of stock options during fiscal 1996 by each of the named executive officers and fiscal year-end value of unexercised options:

                          Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
                                                                             Number of         Value of Unexercised
                           Number of Shares             Value          Unexercised Options at  In-the-Money Options
         Name            Acquired on Exercise       Realized ($)         December 31, 1996     at December 31, 1996
    Joel A. Kramer                 0                      0                  10,000 (2)                0 (3)
 Kenneth S. Schneider              0                      0                  10,000 (2)                0 (3)

(1) Calculation based upon the average of the high and low bid prices of the Company's Common Stock from the National Quotation Bureau on December 31, 1996.
(2) All such options are currently exercisable. (3) All such options have exercise prices greater than the value of the Company's Common Stock on December 31, 1996.

Compensation Plans and Other Compensation

The Company adopted a Stock Option Plan (the "1993 Plan") under which options to purchase 100,000 shares of the Company's common stock, par value $.01 per share have been reserved. As of December 31, 1996, there were 75,000 shares available for grants under the 1993 Plan. Pursuant to the 1993 Plan, the Company is permitted to issue incentive stock options ("Incentive Stock Options") and non-qualified stock options. Incentive Stock Options under the 1993 Plan are intended to qualify for the tax treatment accorded under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code.")

All directors, officers or other key employees of the Company are eligible to participate in the 1993 Plan. The 1993 Plan is administered by the Board of Directors of the Company, which, to the extent it shall determine, may delegate its power with respect to the administration of the 1993 Plan to a committee consisting of not less than three directors.

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

Options under the 1993 Plan may not have a term of more than 10 years; provided, however, that an Incentive Stock Option granted to a person then owning more than 10 percent of the voting power of all classes of the Company's stock may not be exercisable more than 5 years after the date such option is granted. In addition, the aggregate fair market value, determined at the time the option is granted, of the stock with respect to which Incentive Stock Options are exercisable for the first time by an employee in any calendar year under the 1993 Plan may not exceed $100,000.

Options were granted for 5,000 shares to a director of the Company during the year ended December 31, 1996 with an exercise price of $.79, which was the fair market value of the Company's stock on the date of the grant. No other options were granted or exercised during 1996.

The Company's 1983 Stock Option Plan terminated in 1994. No executive officers or directors have any outstanding options under the 1983 Stock Option Plan.

13
The Company has an informal bonus plan in which officers and other key personnel participate. The bonus award, if any, is fixed annually by the Board of Directors. Bonuses were allocated and paid to executive officers under this plan during fiscal 1996 and shown on the foregoing Summary Compensation Table.

The Company  maintains a deferred  compensation plan under Internal Revenue Code
Section 401(k). All employees are eligible to participate; the Company contributes 50% of the first 2% deferred by the employee. Each employee can contribute between 2% and 15% of his annual salary. Contributions in calendar year 1996 cannot exceed $9,240. Benefits are 100% vested and are payable upon the employee's death, disability, retirement, termination, and under certain financial circumstances. At December 31, 1996, $2,027 was contributed to the plan for officers. All contributions are reflected in the salary column in the Summary Compensation Table.

Except for life and medical insurance benefit programs, which are available to all employees, the Company has no other compensation plans.

Outside   directors   receive  a  per  meeting  fee  of  $500,  in  addition  to reimbursement of expenses for attending each meeting. By agreement with the World Bank, Mr. Sopher cannot accept the meeting fee.

 Item 11.  Security
Ownership of Certain  Beneficial Owners and  Management

The following  table sets forth as of December 31, 1996  information  concerning
(i) the shares held by each person or group known to own beneficially more than 5% of the outstanding shares of common stock, (ii) shares owned by directors and
(iii) the shares owned by all directors and officers as a group.


Name and Address of            Number of Shares         Percent of
Beneficial Owner               Beneficially Owned       Class

Kenneth S. Schneider           294,538 (1) (2)          19.7%
270 Pulaski Road
Greenlawn, NY 11740

Joel A. Kramer                 274,996 (2) (3)          18.5%
270 Pulaski Road
Greenlawn, NY 11740

Jamil Sopher                      1,730                  (5)
270 Pulaski Road
Greenlawn,  NY 11740

Robert M. Kramer                  5,000(4)               (5)
270 Pulaski Road
Greenlawn, NY 11740

All officers and directors
as a group (4 in number)        576,264                  38.2%

(1) Includes 1,500 shares owned by Dr. Schneider as custodian for his minor children.

(2) Includes 10,000 shares issuable upon the exercise of stock options granted under the Company's 1993 Stock Option Plan.

(3)   Includes 2,361 shares owned of record by Mr. Kramer's children.

(4) Includes 5,000 shares issuable upon exercise of stock options granted under the Company's 1993 Stock Option Plan.

(5) Less than 1%.

item 12.  Certain Relationships and Related Transactions

None.

Item 13. Exhibits and Reports on Form 8-K(a)

Exhibits

3(a) The Company's Certificate of Incorporation under the State of Nevada was filed as an Exhibit with the Proxy Statement filed in June 1987 (File No. 0-11883) and is incorporated by reference herein.

3(b)The By-laws of the Company as a Nevada corporation were filed as an Exhibit on Form 8-K in third quarter of 1987 (File No. 0-11883) and are incorporated by reference herein.

10(a)The Company's 1993 Stock Option Plan was filed as an Exhibit to the Company's definitive 1994 proxy statement filed in May 1994 (File No. 0-11883), and is incorporated by reference herein.

10(b)Commercial mortgage and consolidation agreement dated May 25, 1988 between Home Federal Savings Bank and Telebyte Technology, Inc., filed as an Exhibit to the Company's 1988 Annual Report on Form 10-K (File No. 0-11883) and is incorporated by reference herein.

10(c)Deferred compensation agreements dated December 12, 1990 between Telebyte Technology, Inc. and Joel A. Kramer and Kenneth S. Schneider, filed as an Exhibit to the Company's 1990 Annual Report on Form 10-K (File No. 0-11883) and is incorporated by reference herein.

10(e)$1,000,000 Revolving Line of Credit agreement dated June 23, 1994 between Merrill Lynch and Telebyte Technology, Inc. and was filed as an exhibit on Form 10-KSB for the year ended December 31, 1994 (File No. 0-11883) and is incorporated by reference herein.

(23) Consent of Grant Thornton LLP,  independent  certified public  accountants


(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter for the fiscal year ended December 31, 1996.

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEBYTE TECHNOLOGY, INC.



By:      __________\s\_________________
         Joel A. Kramer, President and
         Chairman of the Board
         (Principal Executive Officer)


By:      ___________\s\________________
         Michael Breneisen, Vice President of Finance
         (Principal Financial and Accounting Officer)


Date:    March 28, 1997


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.


March 28, 1997    __________\s\_____________
Joel A. Kramer, Director


March 28, 1997    __________\s\_____________
Kenneth S. Schneider, Director



March 28, 1997    ___________\s\____________
Jamil Sopher, Director



March 28, 1997    ___________\s\____________
Robert M. Kramer, Director

                            Telebyte Technology, Inc.

                          INDEX TO FINANCIAL STATEMENTS



                                                                      Page


Report of Independent Certified Public Accountants                     F-2

Balance Sheets as of December 31, 1996 and 1995                        F-3

Statements of Earnings for the years ended
   December 31, 1996 and 1995                                          F-5

Statement of Shareholders' Equity for the years
   ended December 31, 1996 and 1995                                    F-6

Statements of Cash Flows for the years ended
   December 31, 1996 and 1995                                          F-7

Notes to Financial Statements                                          F-8

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Telebyte Technology, Inc.


We have audited the accompanying balance sheets of Telebyte Technology, Inc. as of December 31, 1996 and 1995, and the related statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telebyte Technology, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





GRANT THORNTON LLP


Melville, New York
March 11, 1997

                            Telebyte Technology, Inc.

                                 BALANCE SHEETS

                                  December 31,






    ASSETS                                          1996                  1995
                                                ----------            ----------
CURRENT ASSETS
    Cash and cash equivalents                   $  583,721            $  609,466
    Accounts receivable, net of allowance of
       $15,000                                     413,953               464,688
    Inventories                                  1,078,111               963,904
    Prepaid expenses and other                      79,083                87,354
    Deferred income taxes                           80,000                80,000
                                                 ---------             ---------
         Total current assets                    2,234,868             2,205,412




PROPERTY AND EQUIPMENT - AT COST,
    less accumulated depreciation                1,170,035             1,198,462








OTHER ASSETS                                        43,352                47,552
                                                ----------            ----------
                                                $3,448,255            $3,451,426
                                                ==========            ==========











The accompanying notes are an integral part of these statements.

                            Telebyte Technology, Inc.

                                  December 31,






    LIABILITIES AND SHAREHOLDERS' EQUITY           1996                   1995
                                                  ------                 ------
CURRENT LIABILITIES
    Accounts payable                           $  198,023            $  133,068
    Accrued expenses                               94,743               119,890
    Current maturities of long-term debt           65,552                60,620
                                               ----------            -----------
         Total current liabilities                358,318               313,578



LONG-TERM DEBT, less current maturities           983,107             1,046,325


COMMITMENTS


SHAREHOLDERS' EQUITY
    Common stock - $.01 par value; 9,000,000
      shares authorized; 1,636,566 shares issued;
      1,481,766 and 1,501,566 shares outstanding
      in 1996 and 1995, respectively               16,366                16,366
    Capital in excess of par value              2,751,988             2,751,988
    Accumulated deficit                          (560,431)             (590,886)
    Treasury stock -  154,800 and 135,000 shares
       at cost, in 1996 and 1995, respectively   (101,093)              (85,945)
                                               -----------           -----------
                                                2,106,830             2,091,523
                                               ----------            -----------
                                               $3,448,255            $3,451,426
                                               ==========            ==========







The accompanying notes are an integral part of these statements.

                            Telebyte Technology, Inc.

                             STATEMENTS OF EARNINGS

                             Year ended December 31,



                                                  1996                   1995
                                                  ----                   ----
Net sales                                      $4,136,685            $3,758,953
Cost of sales                                   1,965,382             1,683,678
                                               ----------            ----------
         Gross profit                           2,171,303             2,075,275

Operating expenses
    Selling, general and administrative         1,833,069             1,642,977
    Research and development                      260,322               282,172
                                                ---------             ---------
                                                2,093,391             1,925,149

         Operating profit                          77,912               150,126

Other income (expense)
    Interest income                                18,381                20,352
    Rental income                                  48,195                48,195
    Interest expense                             (113,033)             (115,081)
                                                ----------             ---------
                                                  (46,547)              (46,534)

         Earnings before income taxes              31,455               103,592

Income tax provision (benefit)                      1,000                (2,000)
                                                 --------              ---------
         NET EARNINGS                            $ 30,455              $101,592
                                                 ========              =========
Earnings per common share                          $.02                   $.07
                                                 ========              =========
Weighted average number of common
    shares outstanding                          1,489,958             1,511,292
                                                =========             =========

The accompanying notes are an integral part of these statements.

F-6

                            Telebyte Technology, Inc.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                     Years ended December 31, 1996 and 1995



                               Number of                          Capital in
                                shares          Common             excess of         Accumulated         Treasury
                                issued           stock             par value           deficit             stock            Total

Balance at January 1, 1995    1,636,566         $16,366           $2,751,988          $(692,478)        $(77,658)     $1,998,218


Purchase of treasury stock                                                                                (8,287)         (8,287)

Net earnings                                                                            101,592                          101,592
                              ---------          -------          ----------          ----------        ---------     ------------
Balance at December 31, 1995  1,636,566          16,366            2,751,988           (590,886)         (85,945)      2,091,522

Purchase of treasury stock                                                                               (15,148)        (15,148)

Net earnings                                                                             30,455                           30,455
                              ---------         --------          ----------          ----------        ---------     ------------
Balance at December 31, 1996  1,636,566         $16,366           $2,751,988          $(560,431)       $(101,093)     $2,106,830
                              =========         ========          ==========          ==========       ==========     ============

The accompanying notes are an integral part of this statement.

                            Telebyte Technology, Inc.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                                   1996                  1995
                                                  -----                 -----
Cash flows from operating activities
    Net earnings                                 $30,455             $ 101,592
    Adjustments to reconcile net earnings to net
       cash provided by operating activities
          Depreciation and amortization           88,497                76,193
          Deferred income taxes
          Provision for losses on accounts
              receivable                                                (1,633)
          (Increase) decrease in operating assets
              Accounts receivable                 50,735               (51,312)
              Inventories                       (114,207)               88,153
              Prepaid expenses and other          12,471                58,528
              Other assets
          Increase (decrease) in operating liabilities.
              Accounts payable                    64,956                (8,149)
              Accrued expenses                   (25,147)               56,678
                                                 --------              --------
       Net cash provided by operating activities 107,760               320,050
                                                 --------              --------
Cash flows from investing activities
    Additions to property and equipment          (60,071)             (112,161)
                                                 --------             ---------
         Net cash used in investing activities   (60,071)             (112,161)

Cash flows from financing activities
    Principal payments of long-term debt         (58,286)              (55,770)
    Purchase of treasury stock                   (15,148)               (8,287)
    Proceeds from long-term debt                                        26,257
                                                 --------              --------
         Net cash used in financing activities   (73,434)              (37,800)
                                                 --------              --------
         NET (DECREASE)INCREASE IN CASH
              AND CASH EQUIVALENTS               (25,745)              170,089

Cash and cash equivalents at beginning of year   609,466               439,377
                                               ---------             ---------
Cash and cash equivalents at end of year       $ 583,721             $ 609,466
                                               =========             =========



The accompanying notes are an integral part of these statements.

                            Telebyte Technology, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Telebyte Technology, Inc. (the "Company") designs, manufactures and markets electronic data communications products. The Company's products are primarily sold to end-users, domestic dealers and distributors, foreign dealers and distributors and original equipment manufacturers. The Company does not depend upon sales to a single customer or a limited group of customers and there were no sales to a single customer during the last two years exceeding 10% of net sales. The Company operates in a single business segment and has no foreign operations. Export sales were $441,000 and $445,000 in 1996 and 1995, respectively.

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

     5.  Stock-Based Compensation Plans

         The Company maintains two fixed stock option plans, as more fully described in Note G to the financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The fair value and pro forma effects on the Company's net earnings and net earnings per common share are not presented as the fair value of the options granted (determined

 F-9                          Telebyte Technology, Inc.

                           December 31, 1996 and 1995



NOTE A (continued)


         pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation") is not material to the financial statements.

     6.  Statements of Cash Flows

         For purposes of the statements of cash flows, the Company considers highly liquid cash investments with an original maturity of three months or less to be cash equivalents. The Company paid interest of $113,033 and $115,871 and income taxes of $1,000 and $2,208 in 1996 and
         1995, respectively.

     7.  Revenue Recognition

         Revenue is recognized from sales when a product is shipped. Service fees are recognized upon the completion of the related service.

     8.  Use of Estimates and Fair Value of Financial Instruments

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

         The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of cash, accounts receivable and debt, approximate carrying value due to the immediate or short-term maturity associated with its cash and accounts receivable and the interest rates associated with its debt.


NOTE B - INVENTORIES

     Inventories consist of the following at December 31:

                                                  1996                   1995
                                                 ------                 ------
        Purchased components and materials      $519,645               $521,082
        Work in process                          222,963                171,230
        Finished goods                           335,503                271,592
                                             -----------               --------
                                             $ 1,078,111               $963,904
                                             ===========               ========

 F-10                        Telebyte Technology, Inc.

                           December 31, 1996 and 1995


NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                  1996                     1995
                                                 -----                    -----
        Land                                  $300,000                 $300,000
        Building and improvements            1,024,583                1,024,583
        Equipment                              514,825                  454,754
                                             ---------                ---------
                                             1,839,408                1,779,337
        Less accumulated depreciation          669,373                  580,875
                                            ----------               ----------
                                            $1,170,035               $1,198,462
                                            ==========               ==========

NOTE D - DEBT

     1.  Line of Credit Facility

         The Company has an agreement with a financial institution, expiring in July 1997, which provides the Company with a line of credit facility of up to $1,000,000 based on eligible accounts receivable and purchased components and materials and finished goods inventories of the Company, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75% (9.25% at December 31, 1996). There was no outstanding balance against this line at December 31, 1996.

     2.  Long-Term Debt

         The  Company's  first  mortgage  note is  collateralized  by  land  and building and the other notes payable are collateralized by equipment. The remaining unpaid mortgage note balance at December 31, 1996 is payable in equal monthly installments of $12,484 (inclusive of interest at 10%) with a maturity date of June 2008. The interest rate is computed based on a 2.75% increment over the bank's prime interest rate,however,such rate cannot be less than 10% and will be recalculated on June 1, 1997 and thereafter every three years. Financing and other costs aggregating $85,122 incurred in connection with the acquisition of real property and the refinancing of mortgage debt are stated at cost, net of accumulated amortization of $44,047 and $39,847 at December 31, 1996 and 1995, respectively, and are included in "Other assets" in the accompanying balance sheets. Amortization is provided on a straight-line basis over the life of the mortgage note of 20 years.

F-11                         Telebyte Technology, Inc.

                           December 31, 1996 and 1995


NOTE D (continued)


         Long-term debt is summarized as follows at December 31:

                                                      1996                1995
                                                     ------              ------
        First mortgage note payable to bank in
            equal monthly installments, including
            interest, through June 2008            $1,024,378        $1,067,501
        Notes payable to bank in equal monthly
            installments, including interest
            at 9% to 10%, through February 1998        24,281            39,444
                                                    ---------         ---------
                                                    1,048,659         1,106,945

        Less current maturities                        65,552            60,620
                                                    ---------        -----------
                                                    $ 983,107        $1,046,325
                                                    =========        ==========
         Aggregate maturities of long-term debt as of December 31, 1996 are as follows:

                              1997                    $65,552
                              1998                     63,130
                              1999                     60,535
                              2000                     66,874
                              2001                     73,877
                              Thereafter              718,691
                                                   ----------
                                                   $1,048,659
                                                   ==========

F-12
                            Telebyte Technology, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1996 and 1995


NOTE E - EMPLOYEE BENEFIT PLANS

     The Company sponsors an employee investment savings 401(k) plan to which both the Company and employees contribute. Employer contributions of $7,094 and $7,172 were made to the plan in 1996 and 1995, respectively.

     The Company maintains deferred compensation agreements with several key officers, whereby the officers will receive a defined amount approximating 30% of their 1990 base salary for a period of 10 years after reaching age
     65. The deferred compensation plans are funded through life insurance and are being provided for currently. The expense charged to operations in 1996 and 1995 for such future obligations was approximately $15,400 and $13,400, respectively for each year.


NOTE F - INCOME TAXES

The provision for income taxes consists of current state taxes in 1996 and 1995.

The actual income tax expense differs from the Federal statutory rate as follows:

                                        1996                      1995
                                  Amount       %       Amount        %
                                  ----------------    -------------------
  Federal statutory rate          $10,700    34.0%     $35,200      34.0%
  State income taxes, net of
     Federal income tax benefit       700     2.1        1,300       1.2
  Officers' life insurance          5,200    16.6        3,900       3.7
  Other                               300     1.2          900        .9

  Benefit of net operating loss
    carryforward                  (15,900)  (50.7)     (39,300)    (37.9)
                                  --------  ------     --------    -------
                                   $1,000     3.2 %     $2,000       1.9%
                                  ========  =======    ========    =======

F-13
                          Telebyte Technology, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1996 and 1995


NOTE F (continued)

     At December 31, 1996, the Company has net operating loss carryforwards and tax credits expiring from 2001 through 2006 of approximately $950,000 and $79,000, respectively, available to reduce Federal income taxes resulting from future operations.

     The tax effects of temporary differences which give rise to deferred tax assets (liabilities) at December 31, 1996 and 1995, are summarized as follows:

                                                    1996                  1995
                                                   ------                ------
        Deferred tax assets
            Net operating loss carryforwards    $ 379,000             $ 420,000
            Investment tax credit carryforwards    79,000                79,000
            Inventory valuation                    48,000                21,000
            Allowance for doubtful accounts         6,000                 6,000
                                                ---------             ---------
                      Gross deferred tax assets   512,000               526,000
        Deferred tax liabilities
            Excess tax over book depreciation    (153,000)             (145,000)
                                                ----------            ----------
        Net deferred tax assets before
            valuation allowance                   359,000               381,000

        Valuation allowance                      (279,000)             (301,000)
                                                 ---------           -----------
                      Net deferred tax asset   $   80,000            $   80,000
                                               ===========           ===========

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

F-14
                            Telebyte Technology, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1996 and 1995


NOTE G (continued)

     In 1994, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"), which provides for the granting to directors and key employees of the Company of incentive stock options and nonqualified stock options for the purchase of a maximum of 100,000 shares of the Company's common stock. Under the terms of the 1993 Plan, the options, which expire ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant for incentive stock options and at prices determined by the Board of Directors for nonqualified stock options, and become exercisable in accordance with terms established at the time of the grant. At December 31, 1996, the Company had reserved 65,000 shares under the 1993 Plan.

     The following is a summary of activity with respect to stock options under the plans:

                                      Number    Option price    Weighted average
                                    of shares   Per share        exercise price
                                    ---------   ---------------  --------------
  Outstanding at January 1, 1995      66,250    $.3125 to $1.03        $.66
      Granted                         15,000         2.04              2.04
      Expired                         (4,500)    .3125 to .75           .36
                                      ------
  Outstanding at December 31, 1995    76,750     .3125 to 2.04          .95
      Granted                          5,000          .79               .79
      Expired                        (10,000)    1.03 to 2.04          1.54
                                     --------
  Outstanding at December 31, 1996    71,750     .3125 to 2.04          .86
                                     ========
  Balance exercisable at 12/31/96     66,750     .3125 to 2.04          .84
                                     ========


NOTE H - COMMITMENTS

     The Company leases certain equipment used in its operations pursuant to noncancellable operating leases expiring through October 1998. Rental expense for such equipment was $17,015 and $15,502 in 1996 and 1995, respectively. The minimum rental commitments under these noncancellable operating leases, at December 31, 1996, are summarized as follows:

                              1997                              $ 14,147
                              1998                                 9,391
                                                                --------
                                                                 $23,538
                                                                ========

EXHIBIT 23

                             CONSENT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


We have issued our report dated March 11, 1997, accompanying the financial statements included in the Annual Report of Telebyte Technology, Inc. on Form 10-KSB for the year ended December 31, 1996. We hereby consent to the incorporation by reference of said report in the Registration Statement of Telebyte Technology, Inc. on Form S-8 (File No. 0-11883).


GRANT THORNTON LLP

Melville, New York
March 11, 1997