Form 10QSB
period 1997-03-31
TELEBYTE TECHNOLOGY INC
filed 1997-05-08
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 1997

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

                           Yes      X                No

As of May 8, 1997 there were outstanding 1,481,766 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                           Yes                       No       X

                            TELEBYTE TECHNOLOGY, INC.

                                      INDEX

Part I            Financial Information

         Item 1.  Financial Statements

                           Balance Sheets
                           March 31, 1997 (Unaudited)

                           Statements of Operations
                           Three months ended
                           March 31, 1997 and 1996 (Unaudited)

                           Statements of Cash Flows
                           Three months ended
                           March 31, 1997 and 1996 (Unaudited)

                           Condensed Notes to Financial
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.

Part II

         Other Information

Part I   Financial Information
Item 1. Financial Statements

                            TELEBYTE TECHNOLOGY, INC.
                                  BALANCE SHEET

                                                           MARCH 31, 1997
                                                             (unaudited)
ASSETS

CURRENT ASSETS
             Cash & cash equivalents                     $       418,365
             Accounts receivable, less
                 allowances for doubtful accounts                526,204
             Inventory                                         1,134,050
             Prepaid expenses                                    143,753
             Deferred income taxes                                80,000
                                                    --------------------
             TOTAL CURRENT ASSETS                              2,302,372

PROPERTY, PLANT AND EQUIPMENT, less
  accumulated depreciation and amortization                    1,164,600

OTHER ASSETS                                                      42,302
                                                    --------------------
                                                          $    3,509,274
                                                    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts payable                            $       359,674
             Accrued expenses                                    112,716
             Current maturities of long-term debt                 66,023
                                                    --------------------
             TOTAL CURRENT LIABILITIES                           538,413

LONG-TERM DEBT, less current maturities                          962,626

SHAREHOLDERS' EQUITY
             Common stock, par value $.01 per share
               1,636,566 issued and 1,481,766 outstanding         16,366
             Capital in excess of par value                    2,751,988
             Accumulated deficit                                (659,026)
             Less treasury stock, at cost,
               (154,800 shares)                                 (101,093)
                                                     --------------------
                                                               2,008,235
                                                     --------------------
TOTAL LIABILITIES AND SHAREHOLDER'S' EQUITY               $    3,509,274
                                                     ====================
         The accompanying notes are an integral part of these financial statements.

                            TELEBYTE TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months
                                                  Ended March 31,
                                       -----------------    --------------------

                                               1997                  1996
                                       -----------------    --------------------

NET SALES                                  $1,031,083         $       939,401

COST OF SALES                                 464,970                 436,686
                                       -----------------    --------------------
GROSS PROFIT                                  566,113                 502,715
                                       -----------------    --------------------

OPERATING EXPENSES
      Research and development                 59,428                  59,403
      Selling, general and administrative     593,546                 455,088
                                       -----------------    --------------------
                                              652,974                 514,491
                                       -----------------    --------------------

Operating Loss                                (86,861)                (11,776)
                                       -----------------    --------------------

OTHER INCOME (EXPENSE)
    Rental Income                              12,049                  12,049
    Interest Income                             3,342                   3,229
    Interest Expense                          (27,125)                (29,399)
                                       -----------------    --------------------

       Income (Loss) before income taxes      (98,595)                (25,897)

Provision for income taxes                        0                       0
                                       -----------------    --------------------

      NET LOSS                            $    (98,595)       $        (25,897)
                                       =================    ====================

      NET LOSS PER SHARE                  $     (0.07)        $        (0.02)
                                       =================    ====================

Average number of shares                     1,481,766               1,491,566
                                       =================    ====================

             The accompanying notes are an integral part of these financial statements.

                            TELEBYTE TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months
                                                   Ended March 31,


                                               1997                  1996
                                       -----------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                $    (98,595)       $        (25,897)
Adjustments to reconcile net income to
  net cash used in operating activities:
             Depreciation and amortization      20,883                  21,825
             Decrease (increase) in assets:
               Accounts receivable            (112,251)                (95,009)
               Inventories                     (55,939)                (88,552)
               Prepaid expenses and other      (63,620)                (43,936)
               Increase in liabilities:
               Accounts payable                161,651                 119,905
               Accrued expenses                 17,973                (37,418)
                                       -----------------    --------------------
Net cash used in operating activities         (129,898)               (149,082)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash was paid for:
             Property and equipment             15,448                   6,251
                                       -----------------    --------------------

Net cash used in investing activities          (15,448)                 (6,251)
                                       -----------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash was used for:
  Puchase of treasury stock                          0                   8,288
      Principal payments of long-term debt      20,010                  13,991
                                       -----------------    --------------------
Net cash used in financing activities          (20,010)                (22,279)
                                       -----------------    --------------------
Net decrease in cash and cash equivalents     (165,356)               (177,612)
Cash and cash equivalents at
beginning of period                          583,721                 609,466
                                       -----------------    --------------------
Cash and cash equivalents at
  end of period                            $   418,365         $       431,854
                                       =================    ====================

         The accompanying notes are an integral part of these financial statements.

                            TELEBYTE TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED FINANCIAL STATEMENTS

The balance sheet as of March 31, 1997, the statement of earnings for the three months then ended and the statements of cash flows for the three month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the fiscal year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.


2.       NEW ACCOUNTING PRONOUNCEMENT

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128. Earnings per share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of
            Operation.

(Statements in this Form 10-QSB that are not descriptions of historical fact are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to competition; and other factors impacting the data communications industry.)


RESULTS OF OPERATIONS
Sales during the first quarter ended March 31, 1997 increased 9.8% to $1,031,083 compared to sales of $939,401 for the same period in 1996. The increased sales can be primarily attributed to the increased promotional activities which began during the first quarter of 1996 and has continued through the first quarter of 1997.

Cost of sales for the first quarter of $464,970 or 45.1% of sales increased in terms of dollars, but decreased as a percentage, compared to the $436,686 or 46.5% of sales during the same period in 1996. The increased profit margin during the first quarter of 1997 is due primarily to product mix.

Selling, general and administrative costs of $593,546 increased as compared to $455,088 during the first quarter of 1996. The increase of $138,458 during the first quarter reflects the Company's decision to continue expanding its marketing efforts which began during the first quarter of 1996. During the first quarter of 1997 the Company distributed over 200,000 product catalogs and expects to mail an additional 200,000 by the end of 1997. In addition, the Company initiated an aggressive sales program during the first quarter of 1997 which included several visits to major customers in the United States in an attempt to increase OEM (original equipment manufacturer) business.

Research and development expenses of $59,428 increased slightly compared to $59,403 during the same quarter in 1996. Engineering efforts during the first quarter focused on the development of several new products in the area of opto isolation. The first supports synchronous data between a personal computer and a satellite receiver. Opto isolation places an optical barrier between interfaces to prevent ground loops, high frequency interference and surges from damaging sensitive equipment. Another Opto Isolator design does not require any external power sources and provides 4000 VAC of isolation. This product was designed to work in a medical environment where ground loops and surges can damage equipment or harm patients. These designs were initiated due to anticipated large potential demand for these products.

Interest income increased marginally to $3,342 during the first quarter of 1997 compared to $3,229 for the same period in 1996. During the first quarter of 1997 the Company had rental income of $12,049 which was in line with the comparable quarter of 1996.

The net loss of $98,595 or $.07 per share for the first quarter of 1997 is compared to the net loss of $25,897 or $.02 per share in the same quarter in 1996. The net loss is due primarily to the increased expenditures directed at selling and marketing efforts as discussed above.




LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities decreased to $129,898 for the first quarter of 1997 from $149,082 for the same period of 1996. This change is due primarily to higher levels of inventory and the increase in accounts receivable. Working capital decreased to $1,763,959 at March 31, 1997, a decrease of $112,591 from December 31, 1996. The current ratio at March 31, 1997 decreased to 4.3:1 compared to 6.2:1 at December 31, 1996. The Company has a revolving line of credit of $1,000,000 with Merrill Lynch that expires June 30, 1997. The Company expects to renew the credit facility in July of 1997. The Company considers it's working capital to be adequate to fund its presently foreseeable working capital requirements.

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


Date:    May 8, 1997