Form 10QSB
period 1997-06-30
TELEBYTE TECHNOLOGY INC
filed 1997-08-18
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 1997

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

                           Yes      X                No

As of August 15, 1996 there were outstanding 1,481,766 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                           Yes                       No       X

                            TELEBYTE TECHNOLOGY, INC.

                                      INDEX

Part I            Financial Information

         Item 1.           Financial Statements

                           Balance Sheets
                           June 30, 1997 (Unaudited)

                           Statements of Earnings
                           Three and six months ended
                           June 30, 1997 and 1996 (Unaudited)

                           Statements of Cash Flows
                           Six months ended
                           June 30, 1997 and 1996 (Unaudited)

                           Condensed Notes to Financial
                           Statements (Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.



Part II                      Other Information

                                     Part I
                              Financial Information

Item 1.      Financial Statements

                            TELEBYTE TECHNOLOGY, INC.
                                 BALANCE SHEETS

                                  JUNE 30,1997
                                   (unaudited)

ASSETS

             Cash & cash equivalents                             $      442,213
             Accounts receivable, less
               allowances for doubtful accounts                         576,581
             Inventory                                                1,110,318
             Prepaid expenses                                            62,298
             Deferred Income Taxes                                       80,000
                                                             -------------------
             TOTAL CURRENT ASSETS                                     2,271,410

             PROPERTY, PLANT AND EQUIPMENT, less
               accumulated depreciation and amortization              1,149,424

             OTHER ASSETS                                               181,252
                                                             -------------------
                                                                  $   3,602,086
                                                             ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts payable                                    $      384,092
             Accrued expenses                                           107,416
             Current maturities of long-term debt                        65,551
                                                             -------------------
             TOTAL CURRENT LIABILITIES                                  557,059

LONG-TERM DEBT, less current maturities                                 946,743

SHAREHOLDERS' EQUITY
             Common stock, par value $.01 per share
               1,636,566 issued and 1,481,766 outstanding                16,366
             Capital in excess of par value                           2,751,988
             Accumulated deficit                                       (568,977)
             Less treasury stock, at cost,
               (145,000 shares)                                        (101,093)
                                                             -------------------
                                                                      2,098,284
                                                             -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $   3,602,086
                                                             ===================
    The accompanying notes are an integral part of this financial statement.

                            TELEBYTE TECHNOLOGY, INC.
                             STATEMENTS OF EARNINGS
                                   (Unaudited)

                            Three Months                     Six Months
                           Ended June 30,                  Ended June 30,
                    -------------  -------------  -------------    ------------
                          1997            1996         1997            1996
                    -------------  -------------  -------------    ------------
SALES                $  1,227,978  $    965,056   $   2,259,061    $  1,904,457

COST OF SALES             564,705       424,460       1,029,675         861,146
                    -------------   ------------  -------------    ------------
GROSS PROFIT              663,273       540,596       1,229,386       1,043,311
                    -------------   ------------  -------------    ------------

OPERATING EXPENSES
 Research and development  84,603        65,009         144,031         124,412
 Selling, G & A           476,036       459,114       1,069,582         914,202
                   --------------   ------------   ------------    ------------
                          560,639       524,123       1,213,613       1,038,614
                   --------------   ------------   ------------    ------------

Operating Income          102,634        16,473          15,773           4,697
                   --------------   ------------   ------------    ------------

OTHER INCOME (EXPENSE)
    Rental Income          12,049        12,049          24,098          24,098
    Interest Income         2,853         2,890           6,195           6,119
    Interest Expense      (27,487)      (28,335)        (54,612)        (57,734)
                   ---------------   -----------   -------------    ------------

 Income (Loss)
before income taxes        90,049         3,077          (8,546)        (22,820)

Provision for income taxes      0             0               0               0
                   ---------------   ------------  -------------    ------------

NET INCOME (LOSS)  $       90,049    $    3,077     $    (8,546)     $  (22,820)
                   ===============   ============  =============    ============

NET INCOME (LOSS)
  PER SHARE        $        0.06     $    -         $     -               (0.02)
                   ===============   =============  =============   ============

Average number
 of shares             1,481,766      1,491,566        1,481,766      1,491,566
                    ==============   ============== =============   ============

         The accompanying notes are an integral part of this financial statement

                            TELEBYTE TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months
                                                       Ended June 30,
                                             ------------          -------------

                                                   1997                  1996
                                             ------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) Income                              $  (8,546)           $   (22,820)
Adjustments to reconcile net loss to
  net cash used in operating activities:
          Depreciation and amortization           44,165                 43,650
             Increase in assets:
               Accounts receivable              (162,628)               (60,389)
               Inventories                       (32,207)              (187,565)
               Prepaid expenses and other       (121,115)               (19,870)
             Increase (decrease) in liabilities:
               Accounts payable                  186,069                166,550
               Accrued expenses                   12,673                (53,707)
                                              -----------           ------------
Net cash used in operating activities            (81,589)              (134,151)
                                              -----------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash was paid for:
             Property and equipment               23,554                 25,273
                                              -----------           ------------

Net cash used in investing activities            (23,554)               (25,273)
                                              -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash was used for:
        Principal payments of long-term debt      36,365                 27,467
        Purchase treasury stock                        0                  8,288
                                              -----------           ------------
Net cash used in financing activities            (36,365)               (35,755)
                                              -----------           ------------
Net decrease in cash and cash equivalents       (141,508)              (195,179)
Cash and cash equivalents at
  beginning of period                            583,721                609,466
                                              -----------           ------------
Cash and cash equivalents at
  end of period                               $  442,213             $  414,287
                                              ===========           ============

          The accompanying notes are an integral part of this financial statement.

                            TELEBYTE TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED FINANCIAL STATEMENTS

The balance sheet as of June 30, 1997, the statement of earnings for the three and six months then ended and the statements of cash flows for the six month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the fiscal year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

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

Sales for the second quarter ended June 30, 1997 increased 27% to $1,227,978 compared to sales of $965,056 for the same period in 1996. Sales for the six months ended June 30, 1997 increased 18% to $2,259,061 compared to $1,904,457 for the comparable period of 1996. The increased sales can be attributed the success of increased promotional activities during 1996 and the first half of 1997.

Cost of sales for the second quarter of $564,705 or 46% of sales increased compared to $424,460 or 44% of sales during the same period in 1996. The decrease in the Company's gross profit margin was primarily a function of product mix.

Selling, general and administrative expenses of $476,036 for the second quarter ended June 30, 1997 increased compared to $459,114 for the same period in 1996. During the second quarter, the Company continued its aggressive marketing campaign in an effort to stimulate sales.

Research and development expenses increased to $84,603 compared to $65,009 for the second quarter of 1996. During the second quarter, the Company continued its development of several advanced data communications products. Additional staff was added to engineering during the second quarter in an attempt to enhance the Company's research and development capabilities.

Interest income decreased slightly to $2,853 during the second quarter of 1997 compared to $2,890 for the same period of 1996 and $3,342 for the first quarter of 1997. The decrease from the first quarter of 1997 is due primarily to the lower cash on deposit and lower yields at Merrill Lynch.

 During the second quarter of 1997, the Company had rental income of $12,049, which was in line with the comparable quarter in 1996 and the first quarter of 1997. Net income increased to $90,049 for the three months ended June 30, 1997, compared to $3,077 for the same period in 1996 and a net loss of $98,595 during the first quarter of 1997. The net loss of $8,546 for the six month ended June 30, 1997, contrast with the net loss of $22,820 during the same period in 1996. The increase in net income for the second quarter of 1997 is due primarily to the increase in revenues.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 1997 was $81,589 compared to net cash used of $134,151 for the same period in 1996. The decrease in cash used in operating activities is due primarily to improved utilization of inventory resulting from more accurate sales forecasting and manufacturing planning. Working capital decreased to $1,854,351 at June 30, 1997, a decrease of $22,199 from December 31 1996. The current ratio at June 30, 1997 decreased to 4.3 to 1 compared to 6.2 to 1 at December 31, 1996. The Company renewed its $1,000,000 line of credit with Merrill Lynch effective July 1, 1996 for two years. The Company has no amounts outstanding under the line of credit at this time. The Company considers its working capital to be adequate to fund presently foreseeable working capital requirements.

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