Form 10QSB
period 1997-09-30
TELEBYTE TECHNOLOGY INC
filed 1997-11-17
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended  September 30, 1997

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                        to
                               ----------------------

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

                           Yes      X                No

As of November 11, 1997 there were outstanding 1,481,766 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                           Yes                       No       X

                            TELEBYTE TECHNOLOGY, INC.

                                      INDEX

Part I            Financial Information

         Item 1.           Financial Statements

                           Balance Sheet
                           September 30, 1997 (Unaudited)

                           Statements of Earnings
                           Three and nine months ended
                           September 30, 1997 and 1996 (Unaudited)

                           Statements of Cash Flows
                           Nine months ended
                           September 30, 1997 and 1996 (Unaudited)

                           Notes to Condensed Financial
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operation.



Part II  Other Information

Part I   Financial Information

Item 1. Financial Statements

                            TELEBYTE TECHNOLOGY, INC.
                                  BALANCE SHEET

                                SEPTEMBER 30,1997
                                   (unaudited)

ASSETS

CURRENT ASSETS
             Cash & cash equivalents                               $    337,228
             Accounts receivable, less
               allowance for doubtful accounts                          766,442
             Inventory                                                1,157,126
             Prepaid expenses                                           112,441
             Deferred income taxes                                       80,000
                                                              ------------------
             TOTAL CURRENT ASSETS                                     2,453,237

             PROPERTY, PLANT AND EQUIPMENT, less
               accumulated depreciation and amortization              1,129,634

             OTHER ASSETS                                               176,122
                                                              ------------------
                                                                    $ 3,758,993
                                                              ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts payable                                      $    384,843
             Accrued expenses                                           120,667
             Current maturities of long-term debt                        59,013
                                                              ------------------
             TOTAL CURRENT LIABILITIES                                  564,523

LONG-TERM DEBT, less current maturities                                 939,857

SHAREHOLDERS' EQUITY
             Common stock, par value $.01 per share
               1,636,566 issued and 1,481,766 outstanding                16,366
             Capital in excess of par value                           2,751,988
             Accumulated deficit                                       (412,648)
             Less treasury stock, at cost, (154,800 shares)            (101,093)
                                                              ------------------
                                                                      2,254,613
                                                              ------------------
TOTAL LIABILITIES AND SHAREHOLDER'S' EQUITY                         $ 3,758,993
                                                              ==================
The  accompanying  notes are an  integral  part of these financial statements.

                            TELEBYTE TECHNOLOGY, INC.
                             STATEMENTS OF EARNINGS
                                   (Unaudited)




                                 Three Months                 Nine Months
                              Ended September 30,          Ended September 30,

                         -------------------------      ------------------------

                                1997        1996          1997          1996
                         -------------  -----------   -----------   ------------

NET SALES                 $  1,480,196  $ 1,265,191   $ 3,739,257   $ 3,169,648

COST OF SALES                  683,967      601,538     1,713,642     1,462,684
                         -------------  -----------   -----------   ------------
GROSS PROFIT                   796,229      663,653     2,025,615     1,706,964
                         -------------  -----------   -----------   ------------

OPERATING EXPENSES
  Research and development      90,433       53,213       234,464       177,625
  Selling, G&A                 532,028      419,524     1,601,610     1,333,726
                         -------------  -----------   -----------   ------------
                               622,461      472,737     1,836,074     1,511,351
                         -------------  -----------   -----------   ------------

Operating Income               173,768      190,916       189,541       195,613
                         -------------  -----------   -----------   ------------

OTHER INCOME (EXPENSE)
    Rental Income               12,048       12,048        36,146        36,146
    Interest Income              2,924        3,088         9,119         9,207
    Interest Expense           (29,911)     (28,444)      (84,523)      (86,178)
                         --------------  -----------   -----------  ------------

 Income before income taxes    158,829      177,608       150,283       154,788

Provision for income taxes       2,500        2,500         2,500         2,500
                         --------------  -----------   ----------   ------------

      NET INCOME         $     156,329    $ 175,108     $ 147,783    $  152,288
                        ===============  ===========   ===========  ============

      NET INCOME PER SHARE   $    0.11    $    0.12     $     .10    $     0.10

                        ===============  ===========   ===========  ============

Average number of shares     1,481,766    1,489,932     1,481,766     1,492,688
                        ===============  ===========   ===========  ============

     The accompanying notes are an integral part of this financial statement

                            TELEBYTE TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Nine Months

                                                  Ended September 30,
                                          ----------------------------------

                                                 1997               1996
                                          --------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                 $    147,783          $    152,288
Adjustments to reconcile net income to
  net cash used in operating activities:
             Depreciation and amortization       67,450                65,475
             Increase in assets:
               Accounts receivable             (352,489)             (200,525)
               Inventories                      (79,015)             (117,207)
               Prepaid expenses and other      (166,128)              (28,454)
               Increase (decrease)  in liabilities:
               Accounts payable                 186,820                82,780
               Accrued expenses                  25,924               (28,168)
                                           --------------      ---------------
Net cash used in operating activities          (169,655)              (73,811)
                                           --------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash was paid for:
             Property and equipment             (27,049)              (36,616)
                                           --------------      ---------------
Net cash used in investing activities           (27,049)              (36,616)
                                           --------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash was used for:
         Purchase Treasury Stock                       0              (15,148)
         Principal payments of long-term debt    (49,789)             (37,787)
                                           --------------      ---------------
Net cash used in financing activities            (49,789)             (52,935)
                                           --------------      ---------------
Net decrease in cash and cash equivalents       (246,493)            (163,362)
Cash and cash equivalents at
  beginning of period                             583,721             609,467
                                          ---------------      ---------------
Cash and cash equivalents at
  end of period                              $    337,228      $      446,105
                                          ===============      ===============

The  accompanying  notes are an  integral  part of these  financial statement.

                            TELEBYTE TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED FINANCIAL STATEMENTS

The balance sheet as of September 30, 1997, the statement of earnings for the three and nine months then ended and the statements of cash flows for the nine month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the fiscal year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.


2.       NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128. Earnings per share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Statements in this Form 10-QSB that are not descriptions of historical fact are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including risks relating to competition; and other factors impacting the data communications industry.

SIGNIFICANT EVENTS

During the third quarter, the Company announced that it was the recipient of a contract for $288,000 for custom lightning protection equipment from its distributor, Graybar Electric. This order emanated from Motorola, who is building systems for the U.S. Air Force. This order is expected to be shipped in its entirety in the fourth quarter. It is believed that this is the first of a multi-year procurement for this equipment.

In addition, the Company has announced that orders for the third quarter were the best for any quarter in the Company's history. New orders for the third quarter ended September 30, 1997 were $2,029,000, as compared to $1,260,000 for the comparable period of 1996. In addition to the $288,000 Graybar order, the quarter also included orders for custom products from Intel, IBM, Hill-Rom, Lucent and Acuson, and orders for standard products from GTE Supply, Alcatel, Pair Gain, So. California Edison, Sprint, U.S. Robotics and others.

RESULTS OF OPERATIONS

Sales for the third quarter ended September 30, 1997 increased 17% to $1,480,196 compared to sales of $1,265,191 for the comparable period in 1996, and sales of $1,227,978 for the second quarter of 1997. The higher sales level can be attributed to continued success of the Company's decision to expand promotional activities, which began during the first quarter of 1996.

Cost of sales for the third quarter of $683,967 or 46.2% of sales decreased compared to $601,538 or 47.5% of sales during the same period in 1996. The increase in the Company's gross profit margin was primarily a function of product mix.

Selling, general and administrative expenses of $532,028 for the third quarter ended September 30, 1997 increased 27% compared to $419,524 for the same quarter in 1996 and increased 12% compared to $476,036 for the second quarter of 1997. Such increases are a result of the Company's increase in its promotional activities in an effort to boost sales. During the third quarter of 1997, the Company distributed over 100,000 product catalogs, this is in addition to the 200,000 catalogs sent during the first half of 1997.

Research and development expenses increased to $90,433 in the third quarter of 1997, as compared to $53,213 for the third quarter of 1996 and $84,603 in the second quarter of 1997, due to increased demand for specialty products. Engineering efforts during the third quarter focused on the development of a T1/E1 to Fiber Optic converter. Also under development were several custom products including a lightning protection subsystem for use in a field deployable computer system being developed by Motorola for the Air Force. Other custom products included a switching device for Intel Corporation and a communication controller device for Hill-Rom and Arial Systems Corp.

Interest income decreased to $2,924 and $9,119 for three and nine months ended September 30, 1997, compared to $3,088 and $9,207 for the comparable periods ended September 30, 1996. The slight decrease reflects lower levels of short-term investments of cash equivalents.

Net income of $156,329 for the third quarter of 1997 decreased compared to $175,108 for the third quarter of 1996. The decrease can be primarily attributed to higher selling and engineering expenses during the third quarter. However the Company views these expenses as an investment in future growth.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $169,655 was used primarily to fund increased levels of inventory and accounts receivable due to increased sales revenues. Working capital decreased to $1,888,714 at September 30, 1997, a decrease of $346,154 from December 31 1996. The current ratio at September 30, 1997 decreased to 4.3 to 1 compared to 6.2 to 1 at December 31, 1996. The Company renewed its $1,000,000 line of credit with Merrill Lynch, effective July 1, 1997, for two years. The Company has no amounts outstanding under the line of credit at this time. The Company considers its working capital to be adequate to fund presently foreseeable working capital requirements.

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


Date:    November 11, 1997