Form 10KSB
period 1997-12-31
TELEBYTE TECHNOLOGY INC
filed 1998-03-31
CIK 726451

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

( X ) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997 ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _______________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

The registrant's revenues for its most recent fiscal year were $5,479,603.

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 11, 1998 was $3,431,589.

The number of shares of common stock outstanding at March 11, 1998 was 1,498,516.

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

Introduction

The Company's data communications equipment is used principally to provide connectivity solutions and maintain data communications networks. Telebyte's products effectively link computers to other computers and peripheral devices in a manner that enables them to operate as a complete system. An example of growing areas are Local Area Networks (LAN's), Internet access, data acquisition systems, process control systems, and various peripheral devices such as computerized time clocks, intelligent scales, and bar code reading equipment. The Company's six principal data communications product categories are interface converters, short haul modems, data communications test equipment, Local Area Network (LAN) products, surge-lightning protectors and multiplexers. The Company also sells a variety of data communications switching equipment and accessories.

In the large data communication marketplace, Telebyte focuses on the area of "premises communication" or local networks. Telebyte addresses the needs of customers that have computer systems with data communications applications including distances whose range is from a few feet to a few miles. Accordingly, Telebyte's products are used in data communication networks in facilities such as industrial plants, factories, high rise office buildings, or campus like environments. The transmission media used in these environments are "twisted pair" copper wire and/or fiber optic cable. Fiber optic based products represents a growing segment of the Company's product line.

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

Business Developments for 1995, 1996 and 1997

In 1995 Telebyte devoted efforts to redesign a significant number of its core short haul modems and interface converters to include a new display feature. This display, incorporating liquid crystal technology and called DataSpy(R), provides a window onto the data link thereby simplifying installation and maintenance of the network. DataSpy(R) is a registered trademark of Telebyte. In addition, Telebyte submitted a patent application to cover this feature. It is expected that this feature will act as a significant product differentiation between Telebyte and its competitors.

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

1996 was a year in which the Company took a more aggressive approach to establishing itself by virtue of increased media attention. This was accomplished by advertising, catalog mailings and trade show attendance and was augmented by the single largest order for rack mounted interface converters, in the Company's history, from a Government subcontractor.

Furthermore the Company's Internet activity began in 1996 with the establishment of a Telebyte web site. Continuously being improved, this web site produced in excess of 500,000 hits during 1997. This activity, coupled with increased catalog distribution, news releases and advertising produced record sales volumes for the Company in 1997. As an adjunct to these activities management began an aggressive program of customer and prospect visits which produced an increase in custom product design and manufacture. Many of these efforts are in their initial phase with production orders expected in 1998. These custom programs were initiated for Motorola, Intel, Foxboro and Hill-Rom.

Due to the poor sales of the neurocomputer and a deterioration of the relationship between the Company and the owner of the neurocomputer technology, Telebyte made the decision to terminate the relationship with that owner and withdrew from the neurocomputer technology market. Consistent with this decision was the decision to focus on growing the data communications product line.

Product development activities continued and the Company introduced its first T1/E1 fiber optic modem in the fourth quarter. In addition, The Company began the design of a new fiber optic product management platform for use by large scale customers.

In 1997 the Company signed a fully paid license agreement with RAD Data Communications for use of certain patents dealing with powering short haul modems and interface converters.

Products

Telebyte's   products   compete  in  six   different   product   areas  of  data
communications   networks;   Interface  Converters,   Short  Haul  Modems,  Test
Equipment, LAN Products, Lightning Protection and Multiplexers.

Interface converters transform the characteristics of the electrical interface of one device to enable it to become compatible with the electrical interface of another. This terminology has been expanded to include media converters, LAN transceivers and opto isolators. This conversion may also include modifying the protocol and/or the physical medium, i.e., copper wire to fiber cable. As a result, a data communications network can be established or expanded using equipment which otherwise would be unable to transmit or receive data from each other. Interface converters represented 41% of Telebyte's revenue in 1997, and because the industry continues to develop new interface standards, the Company anticipates that the market may require greater varieties of interface converters, thereby expanding the available market for existing products and creating opportunities for new products. Telebyte's line of interface converters is available in most of the configurations now required by the market and includes programmable devices. When the appropriate opportunity presents itself, the Company will manufacture custom interface converters to meet a particular customer's requirements.

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

In 1997 the Company introduced its first HDSL modem. This device, based on High Data Rate Subscriber Line technology will be the initial product of a line of xDSL products to support high speed data transmission for Internet service. In addition, the Company introduced its first wide temperature short haul modem for industrial applications using the DIN Rail mounting system.

The role of the short haul modem has been expanded from coupling terminals to a central processing unit to creating extensive computer to computer/peripheral networks. The Company's short haul modem devices are designed to provide data communications links ranging from relatively short distances to several miles. The Company manufactures and sells a variety of short haul modems designed for particular applications and the electrical environment of the user. For example, Telebyte has three types of short haul modems, with transmission capabilities that are suited for (i) factories or heavy manufacturing operations, (ii) light manufacturing, and (iii) industrial office areas or general office locations. Due to technological changes and innovations, the Company must develop new short haul modem products on a continual basis to meet its customers' technical requirements and to remain competitive in this market. Short haul modems represented 22.5% of Telebyte's net sales in 1997.

The third most important product area by sales revenue is called Test Equipment. This area consists of two distinctly different product groups, namely wireline simulation and protocol analyzers. The wireline simulator is used in engineering development and in production testing. This area is experiencing growth due to the availability of new communications services such as ISDN (Integrated Services Digital Network), HDSL (High Datarate Subscriber Line), ADSL (Asymmetric Datarate Subscriber Line) and T1 (high-speed data services offered by telephone companies). These services have created new product opportunities, which are being satisfied by a host of companies for whom the Telebyte wireline simulators have become a valuable piece of production test equipment to guarantee their products comply with published specifications. These products are also applicable to engineering product development and evaluation efforts to determine the character and limitations of certain data communications and transmission devices. New transmission technologies such as ATM (Asynchronous Transfer Mode) are creating additional product opportunities for existing and new wireline simulators.

In 1997 the Company began development of a Loop Interference Simulator, which will allow users to simulate noise and other inteference which pervades the real world of data communications. This companion product to the wireline simulator is expected to have a synergistic effect on sales of this type of equipment.

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

Test equipment was responsible for 11.3% of net sales in 1997. No other product areas had sales that exceeded 10% of net sales in 1997.

Telebyte manufactures and sells a number of lightning and surge protectors which prevent damage to data communications equipment that can be caused by high voltage surges and transients, ground currents, and other lightning induced electrical disturbances encountered on data communication circuits. In 1997 the Company introduced lightning and surge suppression products packaged in the DIN Rail format for sales to the factory automation market. In addition, the Company designed and produced a large number of high capacity Ethernet protection systems for Graybar Electric. The Company believes this area of business may expand as more diverse systems are deployed.

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

The Company has not experienced a shortage of manufacturing materials or components, and it purchases raw materials and supplies from domestic and foreign sources. The Company does not depend upon any particular source of supply, and not more than 15% of the purchases were from a single supplier. Raw material and supplies are readily available from various sources.

The research and new product development budget for 1998 is $450,000 compared to approximately $320,000 and $260,000 spent in 1997 and 1996, respectively. The cost of research and development is not borne directly by the Company's customers.

Federal, state, and local environmental laws and regulations have no material impact on Telebyte or its business. The Company is subject to the governmental regulations that apply to businesses generally.

Sales and Marketing

The Company markets its data communications products by promotional activities such as the Internet, telephone sales, paid advertising, press releases, post card decks, direct mail campaigns, and participating in trade shows. Telebyte currently conducts its sales and marketing efforts through an in-house sales staff and a network of distributors.

On the basis of continuing market research the Company believes that the most effective way to increase its end user business, currently the largest source of revenues, is to increase the circulation and content of its catalog, the Datacom/Networking Cookbook. The Company distributed 100,000 catalogs in 1995, 200,000 in 1996 and more than 300,000 in 1997. In 1997 the Company again employed a cover-wrap over the catalog cover with a return postcard in order to capture qualified leads from mailings whose source was rented lists. The Company continues to build its prospect database.

While the catalog is the focus of the promotional activities, the Company also uses other techniques in addition to those mentioned above. During 1996 the Company established a Web site on the INTERNET that contains the Company's complete catalog. This Web site, www.telebyteusa.com, is producing an increasing number of inquiries which adds a large number of qualified leads to the Company's database. In 1997 the web site had in excess of 55,000 unique visitors.

Sales generated by all of these promotional activities are primarily to end-users rather than resellers. Such end-users include OEM's (Original Equipment Manufacturer), system integrators or installers and customers who may be employing the product for their own specific use.

The Company also uses distributors as resellers. At the end of 1997 the Company had 20 domestic distributors of record. Domestic distributors do not have any territorial exclusivity. In the domestic marketplace, the Company's sales to end-users dominates its sales to distributors. The ratio of these sales were 3.72, 3.13 and 2.85 to 1 in 1997, 1996 and 1995, respectively. Internationally, the Company uses 64 distributors. Some products are marketed through other catalog distributors. Foreign sales represented approximately 14% in 1997, 10.6% in 1996 and 11.8% in 1995 of net sales.

Domestic sales to end-users and domestic distributors are serviced by internal sales representatives who are paid commissions on all sales from those customers. At the end of 1997 the Company had 4 such representatives on its staff. Foreign sales are under the direction of the President of the Company with the help of an assistant. These sales are carried out by a network of international distributors. For the most part these distributors are given territorial exclusivity. In some countries new laws make exclusive sales arrangements illegal and additional distributors are being added.

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


Year 2000 Issue

The Company has evaluated the impact of the Year 2000 issue on its business and does not expect to incur significant costs associated with Year 2000 compliance and that Year 2000 issues will not have a material impact on the Company's business results of operations or financial condition. The Company's software systems and applications are currently Year 2000 compliant.

Employees

As of December 31, 1997, the Company had 35 full-time employees. Of these employees, two are executives, six are in sales, four in research and engineering, four in administration, and the balance in manufacturing, shipping, and related activities. The Company uses subcontractors and part-time help to support its current operations. None of the employees are represented by a labor union, and the Company considers its employee relations to be good.

Backlog

At December 31, 1997, the Company's backlog was $390,363 all of which the Company expects to fill in fiscal 1998. Comparable backlog at December 31, 1996 was $119,780.


Item 2.           Properties

Telebyte's executive office, plant, and manufacturing facility are located in a 20,000 square foot building on 3.2 acres, at 270 Pulaski Road, Greenlawn, New York 11740. The Company purchased the land and building in September 1985. The Company refinanced the existing mortgage in May 1988 and the property now secures a mortgage loan payable on a fully self-amortizing basis over 20 years. Interest under the mortgage is based on 2.75% over the bank's prime rate, however, such rate cannot be less than 10% and will be recalculated on June 1, 2000. The outstanding principle balance of the mortgage loan, as of December 31, 1997, was $978,112. Management believes that all of its properties, plant, and equipment are well maintained and adequate for its requirements.

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

The following table sets forth the high and low bid prices for the common stock for each fiscal quarter during 1997 and 1996 as reported by the National Association of Securities Dealers, NASD. The bid and ask prices for the common stock on March 11, 1998 were $ 3 5/8 and $ 4 1/16 respectively.

8
                                                 1997                1996
                                                 ----                ----

                                             High    Low        High      Low

First Quarter ............................ 1 5/16    13/16       7/8      3/4

Second Quarter ...........................  15/16      3/8       7/8     7/16

Third Quarter ............................  1 1/2     7/16       7/8    23/32

Fourth Quarter ...........................  2 1/8   1 3/16     1 1/4    11/16


The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

At March 11, 1998, there were approximately 321 holders of record of the Company's common stock. Most of the shares of the common stock are held in street name for a larger number of beneficial owners.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal 1997 Compared to Fiscal 1996

Sales for the year ended December 31, 1997 increased by 32% to $5,479,603. The sales increase was primarily a result of the increased sales and marketing efforts begun by the Company in 1996.

An analysis of the gross margin for 1997 reveals that it was 53.9% as compared to 52.5% for 1996. This was primarily a function of product mix which includes newer products that have improved gross margins. Cost of sales increased by $560,976 and is primarily attributed to the level of sales.

Selling, general, and administrative costs increased by $273,811. The increase resulted primarily from increased promotional expenses of $134,000 related to the printing and distribution of a much larger quantity of the Company's catalog and other expenses associated with the Company's growth..

Research and development increased in 1997 to $319,996, or 5.8% of sales, from $260,322, or 6.3% of sales in 1996. The increase illustrates to Company's commitment to new product development.

Interest expenses of $114,909 in 1997 increased to 2.1% of sales as compared to $113,033, or 2.7% in 1996.

Interest income decreased by $4,211. The decrease in 1997 was due to lower average levels of cash on hand during 1997. In 1997 the Company had rental income of $48,195, equal to the 1996 rental income. For 1998 the Company expects rental income of approximately $48,000.

The Company generated net income of $466,825 or $0.32 per share, 8.5% of sales, compared to $30,455 or $.02 per share, .7% of sales, for 1996. The increase is primarily attributed to the increased sales level during 1997 offset by increases in inventory and receivables.

The Company believes that all of the market indications for the future of the data communications market and for the Company's products are positive and will increase for 1998; however there can be no assurance that this will happen.

Liquidity and Capital Resources

In 1997, the Company invested $37,397 in property and equipment, which was financed through internally generated funds. The statements of cash flows indicate that the Company generated $254,507 in 1997 compared to $107,760 in 1996 in cash from operations. The increase was primarily due to higher net income during 1997.

Working capital increased as of December 31, 1997 by $333,650 to $2,210,200 compared with $1,876,550 at December 31, 1996. The current ratio decreased to
4.6 to 1 at December 31, 1997, compared to 6.2 to 1 at December 31, 1996.

The Company has renewed its line of credit, which now expires in July 1999, based upon eligible accounts receivable, raw materials, and finished goods inventories, for a maximum of $1,000,000 from Merrill Lynch. The line of credit is available for general working capital purposes and to finance business growth. As of December 31, 1997, there was no outstanding balance due under the line of credit. During the past three years the Company's operations have generated sufficient working capital to sustain its current levels of operations and the Company believes that cash generated by the Company's operations, current cash and cash equivalents, and the line of credit should supply the cash resources to meet its cash needs for the next twelve months. The Company has no commitments for any major capital expenditures in 1998.


Effect of Inflation

During the five-year period ending December 31, 1997, the Company was able to decrease its costs of sales of its products to compensate for the effect of inflation on the cost of components. This was accomplished by changes in manufacturing methodology, namely, increasing the amount of product manufactured on a sub-contractor basis.


Item 7.           Financial Statements

See "Index to Financial Statements" beginning on page F-1 below.

Item 8. Changes in and Disagreements with Accountants in Accountin and Financial Disclosures

Not applicable.

                                    Part III


Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information concerning Company's officers and directors as of December 31, 1997. Telebyte's directors are elected to serve until the next annual meeting of shareholders or until their successors are elected and qualified. The executive officers are appointed annually by, and serve at the pleasure of, the Board of Directors.

Name, age, and positions      Business experience during past           Director
held with the Company         five years and principal occupation       since
-------------------------     -----------------------------------       --------

Joel A. Kramer, age 60,(1)    Mr. Kramer has served as President          1983
President and Chairman of     of the Company since August 1983,
the Board of Directors        and Chairman of the Board since
                              February 1989.

Kenneth S. Schneider, Ph.D.,  Dr. Schneider has served as Treasurer       1983
age 52, Vice President,       and Vice President, of the Company
Treasurer, Secretary, and     since August 1983; and he was elected
Director                      Secretary in March 1991.  Dr. Schneider
                              is a senior member of the Institute of
                              Electrical and Electronic Engineers.

Jamil Sopher, age 54 (2)      Mr. Sopher is a Principal Financial         1996
Director                      Analyst with the World Bank where
                              he has been employed for 18 years.

Robert M. Kramer, age 57(3)   Mr. Kramer is a private investor and has    1996
Director                      been since 1987.  Prior thereto he held
                              the position of Vice President at Drexel
                              Burnham Lambert and Shearson-Lehman.

Michael Breneisen, age 33,    Mr. Breneisen has served as Controller
Vice President,               of the Company since July 1992 and
Chief Financial Officer       Vice President since January 1997.



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



                                         Summary Compensation Table

                           Annual Compensation                                  Long-Term
                           Compensation
                                                                            Awards
                                                                       Payouts
     (a)          (b)       (c)       (d)         (e)            (f)            (g)               (h)           (i)
       Name and                                   Other Annual    Restricted        Stock          Long-Term        All Other
   Principal       Year    Salary     Bonus    Compensation   Stock Awards   Options/SARs    Incentive Payout   Compensation
    Position
                             ($)       ($)         ($)           (No.)          (No.)              ($)              ($)
Joel A. Kramer    1997    $111,631   $2,000     $16,629(1)         0              0            $16,629(2)          $4,116
President, CEO    1996    $107,100   $4,300    $ 11,481(1)         0              0            $11,281(2)          $3,203
  & Director      1995    $105,497   $13,300    $11,367(1)         0            5,000           $9,281(2)          $2,997


  Kenneth S.      1997    $100,686   $2,000     $8,804(1)          0              0             $4,080(2)          $2,819
   Schneider
   Sr. V.P.       1996     $95,599   $3,150     $7,256 (1)         0              0             $4,080(2)          $2,819
 Sales, Sec.,
   Treas. &       1995     $95,153   $9,000     $6,619(1)          0            5,000           $4,080(2)          $2,668
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

(2) Deferred Compensation - see Long-Term Incentive Plans Table below.



                   Long-Term Incentive Plans - Awards in Last Fiscal Year

                                                                    Estimated Future Payouts under Non-Stock  Price-Based Plans
                                                                    ------------------------------------------------------------
                      Number of Shares,   Performance or Other
                       Units or Other         Period Until          Threshold          Target            Maximum
                                               Maturation
        Name             Rights (#)            Or Payout             ($ or #)         ($ or #)           ($ or #)
--------------------- ------------------ ----------------------- ----------------- ---------------- -------------------
   Joel A. Kramer                            June 11, 2002          $26,667(1)       $26,667(1)         $26,667(1)
Pres.,CEO & Director

Kenneth S. Schneider                         April 16, 2010         $26,667(1)       $26,667(1)         $26,667(1)
   Sr.V.P. Sales,
       Sec.,
 Treas. & Director

(1) In 1990 the Company entered into deferred compensation agreements with key officers, pursuant to which the officers will receive a defined amount, approximately 30% of their 1990 base salary, each year for a period 10 years after reaching age 65. The deferred compensation plans are funded through life insurance and are being provided for currently. The expense charged to operations in 1997 for such future obligations was $16,742 ($12,662 and $4,080, for Joel A. Kramer and Kenneth S. Schneider, respectively).


                                Aggregate Option Grants in Last Fiscal Year
                                                 % of Total Options         Exercise or
                           Number of Options    Granted to Employees         Base Price             Expiration
         Name                   Granted          in Fiscal Year 1997           ($/Sh)                  Date
----------------------------------------------------------------------------------------------------------------------
    Joel A. Kramer                 0                      0                      -                       -
 Kenneth S. Schneider              0                      0                      -                       -



The following table sets forth information concerning each exercise of stock options during fiscal 1997 by each of the named executive officers and fiscal year-end value of unexercised options:



Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values


                                                                             Number of         Value of Unexercised
                           Number of Shares             Value          Unexercised Options at  In-the-Money Options
         Name            Acquired on Exercise       Realized ($)         December 31, 1997     at December 31, 1996(1)
------------------------------------------------------------------------------------------------------------------------------
    Joel A. Kramer                 0                      0                  10,000 (2)              $19,050)
 Kenneth S. Schneider              0                      0                  10,000 (2)               $19,050

(1) Calculation based upon the average of the high and low bid prices of the Company's Common Stock from the National Quotation Bureau on December 31, 1997.
(2) All such options are currently exercisable.

Compensation Plans and Other Compensation

The Company adopted a Stock Option Plan (the "1993 Plan") under which options to purchase 100,000 shares of the Company's common stock, par value $.01 per share have been reserved. As of December 31, 1997, there were 75,000 shares available for grants under the 1993 Plan. Pursuant to the 1993 Plan, the Company is permitted to issue incentive stock options ("Incentive Stock Options") and non-qualified stock options. Incentive Stock Options under the 1993 Plan are intended to qualify for the tax treatment accorded under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code.")

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

The Company has an informal bonus plan in which officers and other key personnel participate. The bonus award, if any, is fixed annually by the Board of Directors. Bonuses were allocated and paid to executive officers under this plan during fiscal 1997 and shown on the foregoing Summary Compensation Table.

The Company  maintains a deferred  compensation plan under Internal Revenue Code
Section 401(k). All employees are eligible to participate; the Company contributes 50% of the first 2% deferred by the employee Each employees may voluntarily contribute up to 15% of annual compensation, or the maximum allowed as determined by the Internal Revenue Code. Benefits are 100% vested and are payable upon the employee's death, disability, retirement, termination, and under certain financial circumstances. At December 31, 1997, $2,187 was contributed to the plan for officers. All contributions are reflected in the salary column in the Summary Compensation Table.

During 1997, the Company entered into employee agreements with Mr. Joel A. Kramer and Kenneth S. Schneider pursuant to which Mr. Kramer will serve as President and Mr. Schneider will serve as Vice President. The employment agreements provide that Mr. Kramer will receive a minimum salary of $117,810 and Mr. Schneider $105,155. During the employment period each of Mr. Kramer and Mr. Schneider will be entitled upon termination expiration of the agreement under certain circumstances (including a change of control) to certain severance benefits. The initial term of the agreements is three years. The respective agreements are fixed as exhibits hereto.

Except for life and medical insurance benefit programs, which are available to all employees, the Company has no other compensation plans. Outside directors receive a per meeting fee of $500, in addition to reimbursement of expenses for attending each meeting. According to World Bank policy, Mr. Sopher cannot accept the meeting fee. Item 11. Security Ownership of Certain Beneficial Owners and Management The following table sets forth as of December 31, 1997 information concerning (i) the shares held by each person or group known to own beneficially more than 5% of the outstanding shares of common stock,(ii) shares owned by directors and (iii) the shares owned by all directors and officers as a group.

Name and Address of ......      Number of Shares      Percent of
Beneficial Owner .........      Beneficially             Class

Kenneth S. Schneider .....      293,038(1)               19.5%
270 Pulaski Road
Greenlawn, NY 11740

Joel A. Kramer ...........      272,635(1)               18.1%
270 Pulaski Road
Greenlawn, NY 11740

Jamil Sopher .............        1,730                   (4)
270 Pulaski Road
Greenlawn, NY 11740

Robert M. Kramer .........        5,000(2)                (4)
270 Pulaski Road
Greenlawn, NY 11740

Michael Breneisen ........       36,900(3)                2.5%
270 Pulaski Road
Greenlawn, NY 11740

All officers and directors      603,303                  40.5%
As a group (5 in number)

(1) Includes 10,000 shares issuable upon the exercise of stock options granted under the Company's 1993 Stock Option Plan.
(2) Includes 5,000 shares issuable upon exercise of stock options granted under the
        Company's 1993 Stock Option  Plan.
(3) Includes 5,750 shares issuable upon exercise of stock options granted under the Company's 1987 Stock Option Plan.
(4)     Less than 1%.

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

10(f) Employment agreements between Mr. Joel A. Kramer and Kenneth S. Schneider dated August 1, 1997 and is attached herein.

(23) Consent of Grant Thornton LLP, independent certified public accountants.

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


Date:    March 25, 1998


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.


March 25, 1998    __________\s\_____________
Joel A. Kramer, Director


March 25, 1998    __________\s\_____________
Kenneth S. Schneider, Director



March 25, 1998    ___________\s\____________
Jamil Sopher, Director



March 25, 1998    ___________\s\____________
Robert M. Kramer, Director

F1


                            Telebyte Technology, Inc.

                          INDEX TO FINANCIAL STATEMENTS


                                                                    Page


Report of Independent Certified Public Accountants                  F-2

Balance Sheets as of December 31, 1997 and 1996                     F-3

Statements of Earnings for the years ended
    December 31, 1997 and 1996                                      F-5

Statement of Shareholders' Equity for the years
    ended December 31, 1997 and 1996                                F-6

Statements of Cash Flows for the years ended
    December 31, 1997 and 1996                                      F-7

Notes to Financial Statements                                    F-8 - F-19

F2

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Telebyte Technology, Inc.


We have audited the accompanying balance sheets of Telebyte Technology, Inc. as of December 31, 1997 and 1996, and the related statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telebyte Technology, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





GRANT THORNTON LLP


Melville, New York
March 6, 1998

F3

                            Telebyte Technology, Inc.

                                 BALANCE SHEETS

                                  December 31,






                                   ASSETS             1997                 1996
                                                 --------------        ---------

CURRENT ASSETS
    Cash and cash equivalents                   $   730,284           $  583,721
    Accounts receivable, net of allowance of
       $15,000                                      752,141              413,953
    Inventories                                   1,221,768            1,078,111
    Prepaid expenses and other                       39,204               79,083
    Deferred income taxes                            80,000               80,000
                                                -----------           ----------

         Total current assets                     2,823,397            2,234,868




PROPERTY AND EQUIPMENT - AT COST,
    less accumulated depreciation                 1,120,435            1,170,035








OTHER ASSETS                                        169,632               43,352
                                                 ----------           ----------

                                                 $4,113,464           $3,448,255
                                                  =========            =========












The accompanying notes are an integral part of these statements.

F4

                            Telebyte Technology, Inc.

                           BALANCE SHEETS (continued)

                                  December 31,




                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   1997                   1996
                                                 -------               --------

CURRENT LIABILITIES
    Accounts payable                         $   415,120             $  198,023
    Accrued expenses                             146,577                 94,743
    Current maturities of long-term debt          51,500                 65,552
                                              -----------              ---------

         Total current liabilities               613,197                358,318


LONG-TERM DEBT, less current maturities          926,612                983,107


COMMITMENTS


SHAREHOLDERS' EQUITY
    Common stock - $.01 par value; 9,000,000
      shares authorized; 1,636,566 shares
      issued; 1,481,766 shares outstanding in
      1997 and 1996                               16,366                 16,366
    Capital in excess of par value             2,751,988              2,751,988
    Accumulated deficit                          (93,606)              (560,431)
    Treasury stock - 154,800 shares at cost,
       in 1997 and 1996                         (101,093)              (101,093)
                                               ----------            -----------

                                               2,573,655              2,106,830
                                                ---------              ---------

                                              $4,113,464             $3,448,255
                                               =========              =========





The accompanying notes are an integral part of these statements.

F5

                            Telebyte Technology, Inc.

                             STATEMENTS OF EARNINGS

                             Year ended December 31,



                                            1997                        1996
                                          ----------                  --------

Net sales                                 $5,479,603                 $4,136,685
Cost of sales                              2,526,358                  1,965,382
                                           ---------                  ---------

         Gross profit                      2,953,245                  2,171,303
                                           ---------                  ---------

Operating expenses
    Selling, general and administrative    2,106,880                  1,833,069
    Research and development                 319,996                    260,322
                                          ----------                 ----------

                                           2,426,876                  2,093,391
                                           ---------                  ---------

         Operating profit                    526,369                     77,912
                                          ----------                -----------

Other income (expense)
    Interest income                           14,170                     18,381
    Rental income                             48,195                     48,195
    Interest expense                        (114,909)                  (113,033)
                                           ----------                ----------
                                             (52,544)                   (46,457)
                                          -----------                -----------
         Earnings before income taxes        473,825                     31,455

Income tax provision                           7,000                      1,000
                                          -----------               ------------

         NET EARNINGS                    $   466,825               $     30,455
                                           ==========                ===========


Earnings per common share:

    Basic                                     $.32                         $.02
                                               ===                          ===
    Diluted                                   $.31                         $.02
                                               ===                          ===

Shares used in computing earnings
     per common share:

    Basic                                  1,481,766                  1,489,958
                                           =========                  =========
    Diluted                                1,503,154                  1,502,018
                                           =========                  =========



The accompanying notes are an integral part of these statements.

F6

                            Telebyte Technology, Inc.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                     Years ended December 31, 1997 and 1996



                                Number of                        Capital in
                                 shares           Common          excess of       Accumulated       Treasury
                                 issued            stock          par value         deficit           stock            Total
Balance at January 1, 1996     1,636,566          $16,366        $2,751,988         $(590,886)    $  (85,945)        $2,091,523

Purchase of treasury stock                                                                           (15,148)           (15,148)

Net earnings                                                                          30,455                             30,455
                               ----------     -----------      -------------       ---------      -----------         ---------

Balance at December 31, 1996   1,636,566           16,366         2,751,988          (560,431)      (101,093)         2,106,830

Net earnings                                                                          466,825                           466,825
                               ----------     -----------        -----------        --------      -----------        ----------

Balance at December 31, 1997   1,636,566          $16,366        $2,751,988        $  (93,606)     $(101,093)        $2,573,655
                                =========          ======          =========         =========      ==========        =========


The accompanying notes are an integral part of this statement.

F7

                            Telebyte Technology, Inc.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,




                                                          1997            1996
                                                       ----------       -------

Cash flows from operating activities
    Net earnings                                        $ 466,825    $   30,455
    Adjustments to reconcile net earnings to net
       cash provided by operating activities
          Depreciation and amortization                    96,517        88,497
          (Increase) decrease in operating assets
              Accounts receivable                        (338,188)       50,735
              Inventories                                (143,657)     (114,207)
              Prepaid expenses and other                  (95,921)       12,471
          Increase (decrease) in operating liabilities
              Accounts payable                            217,097        64,956
              Accrued expenses                             51,834       (25,147)
                                                         ---------     ---------

         Net cash provided by operating activities        254,507       107,760
                                                          --------      --------

Cash flows from investing activities
    Additions to property and equipment                   (37,397)      (60,071)
                                                         ---------     ---------

         Net cash used in investing activities            (37,397)      (60,071)
                                                         ---------     ---------

Cash flows from financing activities
    Principal payments of long-term debt                  (70,547)      (58,286)
    Purchase of treasury stock                               -          (15,148)
                                                         ---------     ---------

         Net cash used in financing activities            (70,547)      (73,434)
                                                         ---------     ---------

         NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                        146,563       (25,745)

Cash and cash equivalents at beginning of year            583,721       609,466
                                                         --------       --------

Cash and cash equivalents at end of year                $ 730,284     $ 583,721
                                                         ========      ========




The accompanying notes are an integral part of these statements.

F8

                            Telebyte Technology, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Telebyte Technology, Inc. (the "Company") designs, manufactures and markets electronic data communications products. The Company's products are primarily sold to end-users, domestic dealers and distributors, foreign dealers and distributors and original equipment manufacturers. The Company does not depend upon sales to a single customer or a limited group of customers and there were no sales to a single customer during the last two years exceeding 10% of net sales. The Company operates in a single business segment and has no foreign operations. Export sales were $778,000 and $441,000 in 1997 and 1996, respectively.

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

     3.  Income Taxes

         Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce the deferred tax assets as it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

F9

                            Telebyte Technology, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1997 and 1996



NOTE A (continued)

     4.  Earnings Per Share

         In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and, where appropriate, restated to conform to the SFAS No. 128 requirements.

     5.  Stock-Based Compensation Plans

         The Company maintains two fixed stock option plans, as more fully described in Note G to the financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
         Employees," and, accordingly, recognizes no compensation expenses. Therefore, the Company has elected the disclosure provisions only of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

     6.  Statements of Cash Flows

         For purposes of the statements of cash flows, the Company considers highly liquid cash investments with an original maturity of three months or less to be cash equivalents. The Company paid interest of $114,289 and $113,033 and income taxes of $200 and $1,000 in 1997 and
         1996, respectively.

     7.  Revenue Recognition

         Revenue is recognized from sales when a product is shipped. Service fees are recognized upon the completion of the related service.

F10

                            Telebyte Technology, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1997 and 1996



NOTE A (continued)

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


NOTE B - INVENTORIES

     Inventories consist of the following at December 31:

                                                1997                    1996
                                             -----------             -------

        Purchased components and materials  $   581,912             $   519,645
        Work in process                         256,916                 222,963
        Finished goods                          382,940                 335,503
                                             ----------              ----------

                                             $1,221,768              $1,078,111
                                              =========               =========

F11

                            Telebyte Technology, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1997 and 1996



NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                            1997                    1996
                                          ---------               -------

        Land                           $   300,000             $   300,000
        Building and improvements        1,024,583               1,024,583
        Equipment                          552,222                 514,825
                                        ----------              ----------

                                         1,876,805               1,839,408
        Less accumulated depreciation      756,370                 669,373
                                        ----------              ----------

                                        $1,120,435              $1,170,035
                                         =========               =========


NOTE D - DEBT

     1.  Line of Credit Facility

         The Company has an agreement with a financial institution, expiring in July 1999, which provides the Company with a line of credit facility of up to $1,000,000 based on eligible accounts receivable and purchased components and materials and finished goods inventories of the Company, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75% (9.2% at December 31, 1997). There was no outstanding balance against this line at December 31, 1997.

     2.  Long-Term Debt

         The Company's first mortgage note is collateralized by land and building and the other notes payable are collateralized by equipment. The remaining unpaid mortgage note balance at December 31, 1997 is payable in equal monthly installments of $12,484 (inclusive of interest at 10%) with a maturity date of June 2008. The interest rate is computed based on a 2.75% increment over the bank's prime interest rate; however, such rate cannot be less than 10% and was recalculated on July 1, 1997. During March 1998, the Company modified the mortgage note agreement, reducing the existing interest rate to 9% and modifying the adjustment formula to 3%

F12

                            Telebyte Technology, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1997 and 1996



NOTE D (continued)

         over the three-year Treasury bill rate. Financing and other costs aggregating $85,122 incurred in connection with the acquisition of real property and the refinancing of mortgage debt are stated at cost, net of accumulated amortization of $48,247 and $44,047 at December 31, 1997 and 1996, respectively, and are included in "Other assets" in the accompanying balance sheets. Amortization is provided on a straight-line basis over the life of the mortgage note of 20 years.

         Long-term debt is summarized as follows at December 31:

                                                   1997         1996
                                             ----------   ----------

First mortgage note payable to bank in
   equal monthly installments, including
    interest, through June 2008 ..........   $  978,112   $1,024,378
Notes payable to bank in equal monthly
    installments, including interest at 9%
    to 10%, through February 1998 ........                    24,281
                                             ----------   ----------

                                                978,112    1,048,659

Less current maturities ..................       51,500       65,552
                                             ----------   ----------

                                             $  926,612   $  983,107
                                             ==========   ==========


Aggregate maturities of long-term debt as of December 31, 1997 are as follows:

                              1998            $  51,500
                              1999               57,602
                              2000               64,427
                              2001               72,060
                              2002               80,598
                              Thereafter        651,925
                                                -------
                                               $978,112
                                               ========

F13

                            Telebyte Technology, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1997 and 1996



NOTE E - EMPLOYEE BENEFIT PLANS

     The Company sponsors an employee investment savings 401(k) plan to which both the Company and employees contribute. Employer contributions of $7,417 and $7,094 were made to the plan in 1997 and 1996, respectively.

     The Company maintains deferred compensation agreements with several key officers, whereby the officers will receive a defined amount approximating 30% of their 1990 base salary for a period of 10 years after reaching age
     65. The deferred compensation plans are funded through life insurance and are being provided for currently. The expense charged to operations in 1997 and 1996 for such future obligations was approximately $16,700 and $13,400, respectively.


NOTE F - INCOME TAXES

     The provision for income taxes is summarized as follows:

                           1997                    1996
                         ---------               ------

         Current
             Federal     $2,000
             State        5,000                  $1,000
                          -----                   -----

                         $7,000                  $1,000
                          =====                   =====

F14

                            Telebyte Technology, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1997 and 1996



NOTE F (continued)

     The actual income tax expense differs from the Federal statutory rate as follows:

                                       1997                          1996
                              --------------------------      ------------------
                                    Amount        %             Amount        %

Federal statutory rate           $ 161,000      34.0%         $ 10,700     34.0%
State income taxes, net of
   Federal income tax benefit        3,000        .6               700      2.1
Officers' life insurance             7,000       1.5             5,200     16.6
Other                                2,000        .4               300      1.2
Benefit of net operating loss
   carryforward                   (166,000)    (35.0)          (15,900)   (50.7)
                                  --------      -----           -------    -----

                                $    7,000       1.5%        $   1,000      3.2%
                                ==========     ======          ========  =======

     At December 31, 1997, the Company has net operating loss carryforwards and tax credits expiring from 1998 through 2007 of approximately $530,000 and $29,000, respectively, available to reduce Federal and state income taxes resulting from future operations.

     The tax effects of temporary differences which give rise to deferred tax assets (liabilities) at December 31, 1997 and 1996, are summarized as follows:

                                                      1997               1996
                                                   -----------          -------

 Deferred tax assets
    Net operating loss carryforwards                $ 213,000         $ 379,000
    Investment and other tax credit carryforwards      20,000            79,000
    Inventory valuation                                10,000            48,000
    Allowance for doubtful accounts                     6,000             6,000
    Other                                               5,000
                                                    ----------         ---------

       Gross deferred tax assets                      254,000           512,000

F15

                            Telebyte Technology, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1997 and 1996



NOTE F (continued)

                                             1997         1996
                                        ---------    ---------

Deferred tax liabilities
    Excess tax over book depreciation   $(152,000)   $(153,000)
                                        ---------    ---------

Net deferred tax assets before
    valuation allowance                   102,000      359,000

Valuation allowance                       (22,000)    (279,000)
                                        ---------    ---------

              Net deferred tax assets   $  80,000    $  80,000
                                        =========    =========


NOTE G - STOCK OPTION PLANS

     In 1987, the Company adopted a plan which provided for the granting to officers and key employees of the Company of incentive stock options, as defined in the Internal Revenue Code, for the purchase of a maximum of 250,000 shares of the Company's common stock. Under the terms of the plan, the options, which expire ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant. The options become exercisable in four annual installments, the first installment occurring within one year after the date of grant.

     In 1994, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"), which provides for the granting to directors and key employees of the Company of incentive stock options and nonqualified stock options for the purchase of a maximum of 100,000 shares of the Company's common stock. Under the terms of the 1993 Plan, the options, which expire ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant for incentive stock options and at prices determined by the Board of Directors for nonqualified stock options, and become exercisable in accordance with terms established at the time of the grant. At December 31, 1997, the Company had reserved 60,000 shares under the 1993 Plan.

F16

                            Telebyte Technology, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1997 and 1996



NOTE G (continued)

     The following is a summary of activity with respect to stock options under the plans:

                                                                Weighted average
                                       Shares   Price per share  price per share
                                       ------   ---------------  ---------------
Outstanding at January 1, 1996        76,750    .3125 to 2.04           .95
 Granted                               5,000         .79                .79
  Expired                             (10,000)    1.03 to 2.04          1.54
                                       -------

Outstanding at December 31, 1996       71,750    .3125 to 2.04           .86
  Granted                               5,000         .685               .685
  Expired                             (15,000)   .3125 to .90            .71
                                      -------

Outstanding at December 31, 1997       61,750    .3125 to 2.04           .88
                                      =======

Balance exercisable at 12/31/97        55,500    .3125 to 2.04           .88
                                      =======


     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1997:


                            Options outstanding              Options exercisable
                          Weighted       Weighted                Weighted
                           average        average                 average
  Ranges of               remaining      exercise                exercise
exercise prices  Shares  life in years     price    Shares         price
---------------  ------  -------------     -----    ------         ------
under $1.00      41,750      4.5           $.56     38,000         $.55
$1.01 to $2.04   20,000       7            1.54     17,500         1.61

The weighted-average option fair value on the grant date was $.53 and $.28 for options issued during the years ended December 31, 1997 and 1996, respectively.

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"); it applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plans and does not recognize compensation expense for such Plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's reported net

F17

                            Telebyte Technology, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1997 and 1996



NOTE G (continued)

     earnings and earnings per share would be reduced to the pro forma amount indicated below for the years ended December 31:

                                               1997                   1996
                                           ------------          ---------

        Net earnings
            As reported                     $466,825             $  30,455
            Pro forma                        466,273                29,055
        Basic earnings per common share
            As reported                         $.32                  $.02
            Pro forma                            .31                   .02
        Diluted earnings per common share
            As reported                         $.31                  $.02
            Pro forma                            .31                   .02

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1997 and 1996, respectively: expected volatility of 80% and 23%; risk-free interest rates of 6.82% for both years; and expected term of seven years for both years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


NOTE H - COMMITMENTS

     Lease Commitments

     The Company leases certain equipment used in its operations pursuant to noncancellable operating leases expiring through August 2000. Rental expense for such equipment was $13,774 and $17,015

F18

                            Telebyte Technology, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1997 and 1996



NOTE H (continued)

    in 1997 and 1996, respectively. The minimum rental commitments under these noncancellable operating leases, at December 31, 1997, are summarized as follows:

                          1998         $15,400
                          1999           6,000
                          2000           3,800
                                       -------

                                       $25,200

     Employment Contracts

     The Company has employment contracts with various officers with remaining terms of approximately three years at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 1997 under such contracts is approximately $576,000.


NOTE I - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                               December 31,
                                                        1997                1996

        Numerator
            Net income                                 $466,825          $30,455
                                                        =======           ======

        Denominator
            Denominator for basic earnings per share
               (weighted-average shares)              1,481,766        1,489,958
            Effect of dilutive securities
              Employee stock options)                    21,388           12,060
                                                      ---------        ---------
            Denominator for diluted earnings per share
              (adjusted weighted-average shares and
              assumed conversions)                    1,503,154        1,502,018
                                                      =========        =========
        Basic earnings per share                           $.32             $.02
                                                            ===              ===
        Diluted earnings per share                         $.31             $.02
                                                            ===              ===

F19

                            Telebyte Technology, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1997 and 1996



NOTE J - MAJOR SUPPLIERS

     The Company purchased approximately 13% of its raw materials from one supplier during the year ended December 31, 1997. The Company expects this relationship with this supplier to continue for the foreseeable future. The Company believes that similar products could be purchased from other sources.

F20

                             CONSENT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS




We have issued our report dated March 6, 1998, accompanying the financial statements included in the Annual Report of Telebyte Technology, Inc. on Form 10-KSB for the year ended December 31, 1997. We hereby consent to the incorporation by reference of said report in the Registration Statement of Telebyte Technology, Inc. on Form S-8 (File No. 0-11883), effective March 29, 1996.





GRANT THORNTON LLP

Melville, New York
March 6, 1998