Form 10QSB
period 1998-03-31
TELEBYTE TECHNOLOGY INC
filed 1998-05-14
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended  March 31, 1998

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

                           Yes      X                No

As of May 7, 1998 there were outstanding 1,505,016 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                           Yes                       No       X

                            TELEBYTE TECHNOLOGY, INC.

                                      INDEX

Part I            Financial Information

         Item 1.  Financial Statements

                           Balance Sheets
                           March 31, 1998 (Unaudited)

                           Statements of Operations
                           Three months ended
                           March 31, 1998 and 1997 (Unaudited)

                           Statements of Cash Flows
                           Three months ended
                           March 31, 1998 and 1997 (Unaudited)

                           Condensed Notes to Financial
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.

Part II

         Other Information

Part I   Financial Information
Item 1. Financial Statements

                            TELEBYTE TECHNOLOGY, INC.
                                  BALANCE SHEET

                                 MARCH 31, 1998
                                   (unaudited)
                                     ASSETS

CURRENT ASSETS
             Cash & cash equivalents                        $       825,088
             Accounts receivable, less
                 allowance for doubtful accounts                    564,796
             Inventory                                            1,398,221
             Prepaid expenses                                        71,080
             Deferred income taxes                                   80,000
                                                         --------------------
             TOTAL CURRENT ASSETS                                 2,939,185

PROPERTY, PLANT AND EQUIPMENT, less
  accumulated depreciation and amortization                       1,109,949

OTHER ASSETS                                                        164,207
                                                         --------------------
                                                             $    4,213,341
                                                         ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts payable                               $       329,154
             Accrued expenses                                       184,740
             Current maturities of long-term debt                    52,654
                                                         --------------------
             TOTAL CURRENT LIABILITIES                              566,548

LONG-TERM DEBT, less current maturities                             915,046

SHAREHOLDERS' EQUITY
             Common stock, par value $.01 per share
               1,655,816 issued and 1,501,016 outstanding            16,558
             Capital in excess of par value                       2,758,868
             Accumulated earnings                                    57,414
             Less treasury stock, at cost, (154,800 shares)        (101,093)
                                                         --------------------
                                                                  2,731,747
                                                         --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $    4,213,341
                                                         ====================

         The accompanying notes are an integral part of these financial statements.

                            TELEBYTE TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months
                                                   Ended March 31,

                                             1998                  1997
                                      -----------------    --------------------

NET SALES                               $1,220,816          $    1,031,083

COST OF SALES                              562,306                 464,970
                                      -----------------    --------------------
GROSS PROFIT                               658,510                 566,113
                                      -----------------    --------------------

OPERATING EXPENSES
      Research and development              95,852                  59,428
      Selling, G&A                         399,651                 593,546
                                      -----------------    --------------------
                                           495,503                 652,974
                                      -----------------    --------------------

Operating Income (Loss)                    163,007                (86,861)
                                      -----------------    --------------------

OTHER INCOME (EXPENSE)
    Rental Income                           12,049                  12,049
    Interest Income                          6,470                   3,342
    Interest Expense                       (28,506)                (27,125)
                                      -----------------    --------------------
  Earnings (Loss) before income taxes      153,020                (98,595)

Provision for income taxes                   2,000                       0
                                      -----------------    --------------------

      NET EARNINGS (LOSS)              $   151,020       $        (98,595)
                                      =================    ====================

Earnings (Loss) per common share:

      Basic                                  $0.10                 ($0.07)
                                      =================    ====================
      Diluted                                $0.10                 ($0.07)
                                      =================    ====================

Shares used in computing earnings per common share:

      Basic                              1,492,616               1,481,766
                                      =================    ====================
      Diluted                            1,543,516               1,481,766
                                      =================    ====================

         The accompanying notes are an integral part of these financial statements.

                            TELEBYTE TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three Months
                                                     Ended March 31,

                                                1998                  1997
                                           ---------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                   $  151,020        $        (98,595)
Adjustments to reconcile net income to
  net cash used in operating activities:
         Depreciation and amortization           26,283                  20,883
         Decrease (increase) in assets:
           Accounts receivable                  188,045                (112,251)
           Inventories                         (176,453)                (55,939)
           Prepaid expenses and other           (27,151)                (63,620)
           Increase (decrease) in liabilities:
           Accounts payable                     (40,340)                161,651
           Accrued expenses                      (7,463)                 17,973
                                           --------------       ----------------
Net cash provided by
   (used in) operating activities               113,941                (129,898)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash was received from:
       Proceeds from exercise of stock options    7,072                    -
  Cash was used for:
       Property and equipment                    15,797                  15,448
                                           --------------       ----------------

Net cash used in investing activities            (8,725)                (15,448)
                                           --------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash was used for:
       Principal payments of L/T debt            10,412                  20,010
                                           --------------       ----------------
Net cash used in financing activities           (10,412)                (20,010)
                                           --------------       ----------------
Net increase (decrease) in cash
    and cash equivalents                         94,804                (165,356)

Cash and cash equivalents at
  beginning of period                           730,284                 583,721
                                           --------------       ----------------
Cash and cash equivalents at
  end of period                             $   825,088         $       418,365
                                           ==============       ================

         The accompanying notes are an integral part of these financial statements.

                            TELEBYTE TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED FINANCIAL STATEMENTS

The balance sheet as of March 31, 1998, the statement of earnings for the three months then ended and the statements of cash flows for the three month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the fiscal year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

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


RESULTS OF OPERATIONS

Sales during the first quarter ended March 31, 1998 increased 18.4% to $1,220,816 compared to sales of $1,031,083 for the same period in 1997. The increased sales can be primarily attributed to the success in responding to new opportunities for the Company's products. These opportunities have arisen as a result of the increased marketing efforts of the Company begun in 1997. In addition, the Company's increased emphasis on international business is also ahead of the similar period of 1997. Simultaneously the Company's engineering efforts have produced new products, which are finding enthusiastic acceptance in the Company's expanding market.

Cost of sales for the first quarter of $562,306 or 46.1% of sales increased compared to the $464,970 or 45.1% of sales during the same period in 1997. The decreased profit margin during the first quarter of 1998 is due primarily to product mix.

Selling, general and administrative costs of $399,651 decreased as compared to $593,546 during the first quarter of 1997. The decrease of $193,895 during the first quarter was due primarily to the delayed printing of the Company's catalog. The catalog is normally printed during the first quarter of the year. During the first quarter the Company continued its program of visiting significant existing and potential customers in order to uncover sales opportunities and validate market awareness.

Research and development expenses of $95,852 increased 61.3%, compared to $59,428 during the same quarter in 1997. During the first quarter, the Company continued its development of several advanced data communications products, including the Company's first LONWORKS product for the HVAC and factory automation market. Also under development during the first quarter was a Multi-Rate DSL modem which is targeted at the emerging high speed Internet market. The Company expects to introduce this product during the second half of 1998. Potential customers for this product include Internet Service Providers (ISP's) and Competitive Local Exchange Carriers (CLEC's). The Company has also spent considerable effort in improving its wireline simulator product line so as to firm and increase its dominating position for manufacturing test equipment with XDSL modem manufacturers.

Interest income increased to $6,470 during the first quarter of 1998 compared to $3,342 for the same period in 1997. The increase in interest income was due primarily to higher levels of cash on deposit at Merrill Lynch. During the first quarter of 1998 the Company had rental income of $12,049 which was in line with the comparable quarter of 1997.

The net income of $151,020 or $.10 per share for the first quarter of 1998 increased compared to the net loss of $98,595 or $.07 per share in the same quarter in 1997. The increase in profitability is due primarily to the decreased selling expenditures as discussed above and the increased level of sales.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $113,941 for the first quarter of 1998 compared to $129,898 net cash in the same period of 1997. This change is due primarily to higher net income and the decrease in accounts receivable. Working capital increased to $2,372,637 at March 31, 1998, an increase of $162,437 from December 31, 1997. The current ratio at March 31, 1998 increased to 5.2:1 compared to 4.6:1 at December 31, 1997. The Company has a revolving line of credit of $1,000,000 with Merrill Lynch that expires June 30, 1999. The Company considers it's working capital to be adequate to fund its presently foreseeable working capital requirements.

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


Date:    May 7, 1998