Form 10QSB
period 1998-06-30
TELEBYTE TECHNOLOGY INC
filed 1998-08-17
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended   June 30, 1998

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

                           Yes      X                No

As of August 14, 1998 there were outstanding 1,505,016 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                           Yes                       No       X

                            TELEBYTE TECHNOLOGY, INC.

                                      INDEX

Part I            Financial Information

         Item 1.           Financial Statements

                           Balance Sheets
                           June 30, 1998 (Unaudited)

                           Statements of Earnings
                           Three and six months ended
                           June 30, 1998 and 1997 (Unaudited)

                           Statements of Cash Flows
                           Six months ended
                           June 30, 1998 and 1997 (Unaudited)

                           Condensed Notes to Financial
                           Statements (Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.



Part II                      Other Information

                                     Part I
                              Financial Information
Item 1.      Financial Statements

                            TELEBYTE TECHNOLOGY, INC.
                                 BALANCE SHEETS

                                  JUNE 30,1998
                                  (unaudited)
ASSETS

             Cash & cash equivalents                       $      624,562
             Accounts receivable, less
               allowances for doubtful accounts                   646,051
             Inventory                                          1,485,149
             Prepaid expenses                                     113,736
             Deferred income taxes                                 80,000
                                                      -------------------
             TOTAL CURRENT ASSETS                               2,949,498

             PROPERTY, PLANT AND EQUIPMENT, less
               accumulated depreciation and amortization        1,093,716

             OTHER ASSETS                                         158,781
                                                      -------------------
                                                            $   4,201,995
                                                      ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts payable                              $      351,373
             Accrued expenses                                     193,715
             Current maturities of long-term debt                  52,325
                                                      -------------------
             TOTAL CURRENT LIABILITIES                            597,413

LONG-TERM DEBT, less current maturities                           901,102

SHAREHOLDERS' EQUITY
             Common stock, par value $.01 per share
              1,659,816 issued and 1,505,016 outstanding           16,598
             Capital in excess of par value                     2,760,078
             Accumulated earnings                                  27,897
             Less treasury stock, at cost,
               (145,000 shares)                                 (101,093)
                                                      -------------------
                                                               2,703,480
                                                      -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $   4,201,995
                                                      ===================

 The accompanying notes are an integral part of this financial statement.

                            TELEBYTE TECHNOLOGY, INC.
                             STATEMENTS OF EARNINGS
                                   (Unaudited)

                            Three Months                   Six Months
                         Ended June 30,                 Ended June 30,
                      -------------------             --------------------

                        1998          1997             1998            1997
                  ------------    -----------      -----------      -----------

NET SALES         $  1,406,103    $ 1,227,978      $ 2,626,919      $ 2,259,061

COST OF SALES          673,450        564,705        1,235,756        1,029,675
                  ------------    ------------     ------------     -----------
GROSS PROFIT           732,653        663,273        1,391,163        1,229,386
                  ------------    ------------     ------------     -----------

OPERATING EXPENSES
 R&D                   132,580         84,603          228,432          144,031
 Selling, G&A          622,437        476,036        1,022,088        1,069,582
                  ------------    ------------      -----------     -----------
                       755,017        560,639        1,250,520        1,213,613
                  ------------    ------------      -----------     -----------

OPERATING INCOME (LOSS)(22,364)       102,634          140,643           15,773
                  ------------    ------------      -----------     -----------

OTHER INCOME (EXPENSE)
    Rental Income       12,049         12,049           24,098           24,098
    Interest Income      5,409          2,853           11,879            6,195
    Interest Expense   (24,610)       (27,487)         (53,116)         (54,612)
                  -------------   ------------       ----------     ------------

Income(Loss)
before income taxes    (29,516)        90,049          123,504           (8,546)

Provision for taxes        0              0              2,000              0
                  -------------   ------------       ----------   --------------

NET INCOME (LOSS)    $ (29,516)     $  90,049        $ 121,504       $   (8,546)
                  =============   ============       ==========   ==============

Earnings (Loss) per common share:

      Basic          $  (0.02)      $  0.06          $  0.08                -
                  ============     ===========       ==========   ==============

      Diluted        $  (0.02)      $  0.06          $  0.08                -
                  ============     ===========       ==========   ==============

Shares used in computing earnings per common share:

      Basic          1,504,438       1,481,766       1,498,333        1,481,766
                   ===========     ===========       ==========   ==============

      Diluted        1,504,438       1,511,266       1,549,983        1,481,766
                   ===========     ===========       ==========   ==============

     The accompanying notes are an integral part of this financial statement

                            TELEBYTE TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months
                                                        Ended June 30,
                                                   -----------   --------------

                                                   1998                  1997
                                                 ---------              -------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                          $      121,504      $         (8,546)
Adjustments to reconcile net loss to
  net cash used in operating activities:
             Depreciation and amortization         52,565                44,165
             Decrease (increase) in assets:
               Accounts receivable                106,790              (162,628)
               Inventories                       (263,381)              (32,207)
               Prepaid expenses and other         (64,381)             (121,115)
             Increase (decrease) in liabilities:
               Accounts payable                   (18,121)              186,069
               Accrued expenses                     1,512                12,673
                                                -----------          -----------
Net cash used in operating activities             (63,512)              (81,589)
                                                -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash was received from:
     proceeds from exercise of stock options        8,322                     0
  Cash was paid for:
     Property and equipment                        25,846                23,554
                                                -----------          -----------

Net cash used in investing activities             (17,524)              (23,554)
                                                -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Cash was used for:
        Principal payments of long-term debt       24,686                36,365

                                                -----------           ----------
Net cash used in financing activities             (24,686)              (35,755)
                                                -----------           ----------
Net decrease in cash and cash equivalents        (105,722)             (141,505)
Cash and cash equivalents at
  beginning of period                             730,284               583,721
                                                -----------           ----------
Cash and cash equivalents at
  end of period                            $      624,562         $     442,213
                                               =============          ==========

          The accompanying notes are an integral part of this financial statement.

                            TELEBYTE TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED FINANCIAL STATEMENTS

The balance sheet as of June 30, 1998, the statement of earnings for the three and six months then ended and the statements of cash flows for the six month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the fiscal year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

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


Sales for the second quarter ended June 30, 1998 increased 15% to $1,406,103 compared to sales of $1,227,978 for the same period in 1997. Sales for the six months ended June 30, 1998 increased 16% to $2,626,919 compared to $2,259,061 for the comparable period of 1997. The increased sales can be attributed the success of increased promotional activities initiated during the past several quarters.

Cost of sales for the second quarter of $673,450 or 48% of sales increased compared to $464,705 or 46% of sales during the same period in 1997. The decrease in the Company's gross profit margin was primarily a function of product mix.

Selling, general and administrative expenses of $622,437 for the second quarter ended June 30, 1998 increased compared to $476,036 for the same period in 1997. During the second quarter, the Company continued its aggressive marketing campaign including the distribution of approximately 200,000 catalogs in an effort to stimulate sales.

Research and development expenses increased 57% to $132,580 compared to $84,603 for the second quarter of 1997. During the second quarter, the Company continued its development of several advanced data communications products. Products under development during the second quarter include a Multi-rate DSL (MDSL) modem which transmits data at speeds up to 768Kbs utilizing two wires; enhancing the Company's DSL test equipment product line and the introduction of several new fiber optic products utilizing single mode optics.

Interest income increased to $5,409 during the second quarter of 1998 compared to $2,853 for the same period of 1997. The increase is due primarily to the higher cash on deposit and higher yields at Merrill Lynch.

 During the second quarter of 1998, the Company had rental income of $12,049, which was in line with the comparable quarter in 1997. Net income increased to $121,504 for the six months ended June 30, 1998, compared to a net loss of $8,546 for the same period in 1997. The net loss of $29,516 for the three months ended June 30, 1998 contrasts with the net income of $90,049 during the same period in 1997. The increase in net income for the six months ended June 30, 1997 is due primarily to the increase in revenues and the loss of during the second quarter is a result of the increased promotional expenses mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 1998 was $65,512 compared to net cash used of $81,589 for the same period in 1997. The decrease in cash used in operating activities is due primarily to improved profitability and decrease in accounts receivable. Working capital increased to $2,352,085 at June 30, 1998, an increase of $141,885 from December 31 1997. The current ratio at June 30, 1998 increased to 4.6 to 1 compared to 4.6 to 1 at December 31, 1997. The Company has a revolving line of credit of $1,000,000 with Merrill Lynch that expires on June 30, 1999. The Company has no amounts outstanding under the line of credit at this time. The Company considers its working capital to be adequate to fund presently foreseeable working capital requirements.

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


Date:  August 14, 1998