Form 10QSB
period 1998-09-30
TELEBYTE TECHNOLOGY INC
filed 1998-11-06
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 1998

[   ]    Transition Report under Section 13 or 15(d) of the Securities Exchange ct of 1934

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

                           Yes      X                No

As of October 30, 1998 there were outstanding 1,505,016 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                           Yes                       No       X

                            TELEBYTE TECHNOLOGY, INC.

                                      INDEX

Part I            Financial Information

         Item 1.           Financial Statements

                           Balance Sheet
                           September 30, 1998 (Unaudited)

                           Statements of Earnings
                           Three and nine months ended
                           September 30, 1998 and 1997 (Unaudited)

                           Statements of Cash Flows
                           Nine months ended
                           September 30, 1998 and 1997 (Unaudited)

                           Notes to Condensed Financial
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operation.



Part II  Other Information

Part I   Financial Information

Item 1. Financial Statements

                            TELEBYTE TECHNOLOGY, INC.
                                  BALANCE SHEET

                                SEPTEMBER 30,1998
                                   (Unaudited)

ASSETS

CURRENT ASSETS
             Cash & cash equivalents                           $      757,280
             Accounts receivable, less
               allowance for doubtful accounts                        762,923
             Inventory                                              1,364,542
             Prepaid expenses                                          38,935
             Deferred income taxes                                     80,000
                                                          -------------------
             TOTAL CURRENT ASSETS                                   3,003,680

             PROPERTY, PLANT AND EQUIPMENT, less
               accumulated depreciation and amortization            1,080,028

             OTHER ASSETS                                             153,356
                                                          -------------------
                                                                $   4,237,064
                                                          ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts payable                                  $      243,164
             Accrued expenses                                         186,623
             Current maturities of long-term debt                      52,412
                                                          -------------------
             TOTAL CURRENT LIABILITIES                                482,199

LONG-TERM DEBT, less current maturities                               891,368

SHAREHOLDERS' EQUITY
             Common stock, par value $.01 per share
               1,659,816 issued and 1,505,016 outstanding             16,598
             Capital in excess of par value                        2,760,078
             Accumulated Earnings                                    187,914
             Less treasury stock, at cost, (154,800 shares)         (101,093)
                                                          -------------------
                                                                   2,863,497
                                                          -------------------
TOTAL LIABILITIES AND SHAREHOLDER'S' EQUITY                    $   4,237,064
                                                          ===================
    The accompanying notes are an integral part of these financial statement.

                            TELEBYTE TECHNOLOGY, INC.
                             STATEMENTS OF EARNINGS
                                   (Unaudited)




                               Three Months                Nine Months
                            Ended September 30,        Ended September 30,
                       --------------------------   -------------------------

                         1998          1997          1998           1997
                       ------------   -----------   ------------   -----------

NET SALES              $  1,551,228   $ 1,480,196    $ 4,178,147    $3,739,257

COST OF SALES               731,736       683,967      1,967,492     1,713,642
                       ------------   -----------   ------------    ----------
GROSS PROFIT                819,492       796,229      2,210,655     2,025,615
                       ------------   -----------   ------------    ----------

OPERATING EXPENSES
      R & D                 131,849        90,433        360,281       234,464
      Selling, G&A          519,301       532,028      1,541,389     1,601,610
                       ------------   -----------   ------------    ----------
                            651,150       622,461      1,901,670     1,836,074
                       ------------   -----------   ------------    ----------
Operating Income            168,342       173,768        308,985       189,541
                       ------------   -----------   ------------    ----------
OTHER INCOME (EXPENSE)
    Rental Income            12,048        12,048         36,146        36,146
    Interest Income           5,663         2,924         17,542         9,119
    Interest Expense        (23,537)      (29,911)       (76,653)      (84,523)
                       -------------  ------------  -------------   -----------

Income before income taxes  162,516       158,829        286,020       150,283

Provision for income taxes    2,500         2,500          4,500         2,500
                       -------------  ------------  -------------   -----------

      NET INCOME      $     160,016     $ 156,329    $   281,520     $ 147,783
                      ==============  ============  =============   ===========

Earnings per common share:
      Basic              $   0.11       $   0.11     $     0.19      $   0.10
                      ==============  ============  =============   ===========
      Diluted            $   0.10       $   0.10     $     0.18      $   0.10
                      ==============  ============  =============   ===========

Shares used in computing earnings per common share:
      Basic               1,505,016     1,481,766     1,500,673      1,481,766
                      ==============  ============  =============   ===========
      Diluted             1,543,316     1,513,516     1,552,216      1,492,349
                      ==============  ============  =============   ===========

     The accompanying notes are an integral part of this financial statement

                            TELEBYTE TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine Months

                                                      Ended September 30,
                                         ---------------------------------------

                                                 1998                  1997
                                         ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                $      281,520         $     147,783
Adjustments to reconcile net income to
  net cash used in operating activities:
             Depreciation and amortization        78,848                67,450
             Decrease (increase) in assets:
               Accounts receivable               (10,082)             (352,489)
               Inventories                      (142,774)              (79,015)
               Prepaid expenses and other         15,845              (166,128)
               Increase (decrease)
                       in liabilities:
               Accounts payable                 (126,330)              186,820
               Accrued expenses                   (5,580)               25,924
                                          ---------------   --------------------
Net cash provided by (used in)
operating activities                              91,447              (169,655)
                                          ---------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash was received from:
             proceeds from exercise
                of stock options                   8,322                     0
  Cash was paid for:
             Property and equipment              (38,441)              (27,049)
                                          ---------------   --------------------
Net cash used in investing activities            (30,119)              (27,049)
                                          ---------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash was used for:
             Principal payments of
               long-term debt                    (34,332)              (49,789)
                                         ----------------   --------------------
Net cash used in financing activities            (34,332)              (49,789)
                                         ----------------   --------------------
Net increase (decrease) in cash
          and cash equivalents                    26,996              (246,493)
Cash and cash equivalents at
  beginning of period                            730,284               583,721
                                         -----------------  --------------------
Cash and cash equivalents at
  end of period                           $      757,280       $       337,228
                                         =================   ===================

    The accompanying notes are an integral part of these financial statement.

                            TELEBYTE TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED FINANCIAL STATEMENTS

The balance sheet as of September 30, 1998, the statement of earnings for the three and nine months then ended and the statements of cash flows for the nine month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the fiscal year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

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


RESULTS OF OPERATIONS

Sales for the third quarter increased to $1,551,228, as compared to $1,480,196 for the comparable period of 1997. For the nine months ended September 30, 1998 sales increased to $4,178,147 as compared to $3,739,257 for the similar period last year. This represents an increase of 11.6%. There were marginal changes in each product sector except for Lightning Protection, which benefited from a 325% increase in sales in the quarter. Sales of fiber optic products increased by 7.6%.

Cost of sales for the third quarter of $731,736 or 47.1% of sales increased compared to $683,967 or 46.2% of sales during the same period in 1997. The decrease in the Company's gross profit margin was primarily a function of product mix.

Selling, general and administrative expenses of $519,301 for the third quarter ended September 30, 1998 decreased slightly compared to $532,028 for the same quarter in 1997. During the third quarter the Company initiated an advertising campaign for its fiber optic product line by placing full-page advertisements in major trade publications. These publications include Lightwave and Fiber Optic Product News. In addition, the Company completed significant modifications and additions of its website, www.telebyteusa.com, which will simplify the dissemination of the information on the Company's products.

Research and development expenses increased to $131,849 in the third quarter of 1998, as compared to $90,433 for the third quarter of 1997. The increase in the third quarter and nine months ended September 30, 1998 was due to additional engineering personnel required to undertake the backlog of engineering efforts that had accumulated. These efforts included expansion of the fiber product line, the industrial product line, development of the Company's first LON Works product, the development of the Company's first MDSL modem and the continuing engineering required to expand the xDSL test equipment line. In addition, there were several customer sponsored, custom product development efforts.

Interest income increased to $5,663 for the third quarter of 1998, compared to $2,924 for the comparable period in 1997. The increase is due primarily to the higher cash on deposit at Merrill Lynch during the quarter.

Net income of $160,016 for the third quarter of 1998 increased slightly compared to $156,329 for the third quarter of 1997. Net income of $281,520 for the nine months ended September 30, 1998, increased compared to $147,783 for the same period in 1997. The increase can be primarily attributed to higher revenues during the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $91,447 was due primarily to increase in net income during the third quarter. Working capital increased to $2,521,481 at September 30, 1998, an increase of $311,281 from December 31 1997. The current ratio at September 30, 1998 increased to 6.2 to 1 compared to 4.6 to 1 at December 31, 1997. The Company renewed its $1,000,000 line of credit with Merrill Lynch, effective July 1, 1997, for two years. The Company has no amounts outstanding under the line of credit at this time. The Company considers its working capital to be adequate to fund presently foreseeable working capital requirements.

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


Date:    October 30, 1998