Form 10KSB
period 1998-12-31
TELEBYTE TECHNOLOGY INC
filed 1999-04-01
CIK 726451

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
( X )  Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
 Act of 1934
For the fiscal year ended December 31, 1998
(    ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934
For the transition period from ______________  to  _______________

Commission File Number 0-11883

                            Telebyte Technology, Inc.
(Exact name of registrant as specified in its charter)

             Nevada                                 11-2510138
             ------                                 ----------
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

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)
Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                __X__ Yes_____ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ( X )

The registrant's revenues for its most recent fiscal year were $5,568,787

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 9, 1999 was $1,223,201

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock outstanding at March 9, 1999 was 1,248,631 Transitional Small Business Disclosure Format (check one): Yes _____; No __X__

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                           FORWARD LOOKING STATEMENTS

     When used herein, the words "believe," "anticipate," "think," "intend," "will be," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. Readers are also urged carefully to review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation." All references to a fiscal year are to the Company's fiscal year which ends December 31.


                                     PART 1



Item 1.   Description of Business

     Introduction

     Telebyte Technology, Inc. (herein either the "Company" or "Telebyte") designs, manufactures, and markets electronic data communications products that operate over copper and fiber optic cables. The Company's operations are in a single business segment and, except for sales to foreign distributors, the Company does not conduct any foreign operations. The Company was formed as a New York corporation in 1983 and re-incorporated in Nevada in 1987.


     The Company's data communications equipment is designed principally to provide connectivity solutions and maintain data communications networks. Telebyte's products effectively link computers to other computers and peripheral devices in a manner that enables them to operate as a complete system. The Company's products are used with Local Area Networks (LAN's), Internet access, data acquisition systems, process control systems, and various peripheral devices such as computerized time clocks, intelligent scales, and bar code reading equipment. The Company's six principal data communications product categories are interface converters, short haul modems, data communications test equipment, Local Area Network (LAN) products, surge/lightning protectors and multiplexers. The Company also sells a variety of data communications switching equipment and accessories.

     In the large data communication marketplace, Telebyte focuses on the area of "premises communication" or local networks. Telebyte addresses the needs of customers that have computer systems with data communications applications where distances range from a few feet to a few miles. Accordingly, Telebyte's products are used in data communication networks in facilities such as industrial plants, factories, high rise office buildings, or campus like environments. The transmission media used in these environments are principally, Unshielded Twisted Pair (UTP) copper cable and/or fiber optic cable.

     The Company's products meet a variety of needs in an overall data communications network architecture. These products are the "glue" that allow many different network elements to function together properly. The Company's prospective market is increasing as the ubiquitous personal computer (PC) embraces more applications. The Company endeavors to maintain a broad product line by developing both improved versions of current products and new products. Fiber optic products have been an increasingly important factor in the Company's business and future product development will continue to emphasize this area.


     Business Developments for 1996, 1997 and 1998

     1996 was a year in which the Company took a more aggressive approach to establishing itself by virtue of increased media attention. This was accomplished by advertising, catalog mailings and trade show attendance. It was augmented by the single, largest, order for rack mounted interface converters, in the Company's history, from a Government subcontractor.

     In 1996, due to the poor sales of the neurocomputer and a deterioration of the relationship between the Company and the owner of the neurocomputer technology, Telebyte made the decision to terminate the relationship with that owner and withdrew from the neurocomputer technology market. Consistent with this decision was the decision to focus on growing the data communications product line.

     The Company's Internet activity began in 1996 with the establishment of a Telebyte Web site. This Web site is regularly being improved.

     This Web site received in excess of 500,000 hits during 1997. This activity, coupled with increased catalog distribution, news releases and advertising produced record sales volumes for the Company in 1997. As an adjunct to these activities management began an aggressive program of customer and prospect visits. These produced increased opportunities for custom product design and manufacture. Many of these efforts were in their initial phase with production orders expected in 1998. Custom programs were initiated for Motorola, Intel, Foxboro and Hill-Rom.

     Product development activities continued in 1997 and the Company introduced its first T1/E1 fiber optic modem in the fourth quarter. In addition, The Company began the design of a new fiber optic product management platform for use by large scale customers.

     In 1997 the Company signed a fully paid license agreement with RAD Data Communications for use of certain patents dealing with powering short haul modems and interface converters.

     During the second half of 1998 the Company began negotiations with Joel A. Kramer, then the Company's Chairman of the Board, President and Chief Executive Officer, for the purchase of his equity interest in the Company. Effective January 20, 1999 Joel A. Kramer, resigned his positions with the Company. However, Mr. Kramer will serve as a consultant to the Company through January 19, 2002 for an aggregate consideration of $165,000 plus reimbursement for certain expenses. In addition, the Company purchased all of the shares of common stock of the Company owned by Mr. Kramer and Mr. Kramer agreed to cancel options to purchase 10,000 shares of common stock of the Company for an aggregate consideration of $1,075,190 of which $867,510 was for such shares, $17,680 was for the cancellation of such options and $190,000 was for Mr. Kramer's restrictive covenant. In addition, Mr. Kramer has agreed not to compete with the business of the Company until January 19, 2003 and has released the Company from certain potential claims relative to his previous employment and the Company transferred a life insurance policy to Mr. Kramer, previously maintained for Mr. Kramer's benefit and having a cash value of approximately $80,000. See "Certain Relationships and Related Transactions."



          Products

     Telebyte offers products in six different categories. These categories are interface converters, short haul modems, test equipment, Local Area Network
(LAN) products, lighting/surge protection and multiplexers. The Company also sells a variety of data communications switching equipment and accessories.


         Interface Converters

     These transform the characteristics of the electrical interface of one device to enable it to become compatible with the electrical interface of another. This conversion may also include modifying the protocol and/or the physical transmission medium, i.e., copper wire to fiber cable. By employing interface converters a data communications network can be established or expanded using heterogeneous equipment types. Without the use of interface converters such equipments would be unable to communicate. The sale of interface converters represented 43.5% of Telebyte's revenue in 1998. Because the industry continues to develop new interface standards, the Company anticipates that the market may require greater varieties of interface converters. Thereby, it expects an expansion of the available market for existing products and the creation of opportunities for new products. Telebyte's line of interface converters is available in most of the configurations now required by the market and includes programmable devices. When the appropriate opportunity presents itself, the Company will manufacture custom interface converters to meet a particular customer's requirements.


          Short Haul Modems

     These are often alternatively referred to as either line drivers or limited distance modems. These are signaling devices generally used to implement a data communications link in the premises environment. They are used to connect computers and accessory equipment such as terminals, printers, badge readers, scales, bar code readers, and other computer controlled machines. Short haul modems are also used in establishing data communications between personal computers and mini computers or main frame computers. In some cases, short haul modems can be used to signal on Telephone Company (Telco) provided lines used for special services such as Internet access. Short haul modems are often confused with 'dial-up' modems used for wide area network and/or Internet communications.

     The role of the short haul modem has been expanded from connecting terminals to a central processing unit to creating extensive computer to computer/peripheral networks. The Company's short haul modem devices are designed to provide data communications links ranging from relatively short distances to several miles. The Company manufactures and sells a variety of short haul modems designed for particular applications and the electromagnetic environment of the user. For example, Telebyte has three types of short haul modems, with transmission capabilities that are suited for (i) factories or heavy manufacturing operations, (ii) light manufacturing, and (iii) industrial office areas or general office locations. Due to technological changes and innovations, the Company must develop new short haul modem products on a continual basis to meet its customers' technical requirements and to remain competitive in this market. Short haul modems represented 24.1% of Telebyte's net sales in 1998.

          Test Equipment

     This category consists of two distinctly different product groups, namely Digital Subscriber Line (DSL) local loop simulators and protocol analyzers. Test equipment products represented 10% of the Company's net sales in 1998.

     The Digital Subscriber Line (DSL) Local Loop simulators manufactured by the Company are principally used in engineering development and in production testing. Products in this category simulate the frequency characteristics of a Telco Local Loop. The Local Loop is the pair of copper cables connecting a telephone customer to the Telephone Company's central office. The DSL Local Loop simulator products simulate the amplitude and delay of the Local Loop at various frequencies and for various Local Loop lengths.

     Digital Subscriber Line (DSL) services encompass such new communications offerings as ISDN (Integrated Services Digital Network), HDSL, ADSL (Asymmetric Digital Subscriber Line) and T1. These services are key elements in providing high speed Internet connections. As evidenced by examining industry reports, these services have created new modem product opportunities that are being satisfied by many companies. These modem manufacturers either are at present, customers for Telebyte's Digital Subscriber Line (DSL) Local Loop simulators or are potential customers. Present customers or potential customers for these simulators also include the semi- conductor manufacturers that provide special microprocessor chips sets to these modem manufacturers. These chip sets are key elements in these modems. Other customers for these Local Loop simulators are the common carriers that provide the ISDN, HDSL and ADSL services.

     The protocol analyzers are used to analyze and test the integrity of data communications networks. Telebyte's protocol analyzer test equipment product line includes "plug-in" printed circuit boards and stand alone units for use with IBM personal computers and compatible clones. These items are supplied with the software necessary to enable the personal computer user to monitor or emulate the data line with other devices in the data communications network. This test equipment product assists in maintenance because it can rapidly identify open leads, missing signals and other errors, and intermittent problems can be tracked and stored in memory for later analysis.


         LAN Products

     There has been significant  growth in the deployment of Local Area Networks
(LANs). LANs allow a plethora of computers and computational equipment to share applications programs. This leads to greater productivity. The Ethernet LAN is the principal means by which computational equipment shares the applications programs. Using UTP copper cable this is convenient. But, it puts stringent conditions on the distances separating the various communicating computational devices using the LAN. This distance is of the order of 100 meters. By employing multi-mode fiber optic cable rather than UTP this communicating distance can be extended to the order of kilometers. For several years the Company has had converters, called LAN extenders, that allow the extension of Ethernet LAN distances by using fiber optic cables. These products take Ethernet signals designed for use on UTP and convert them for use on fiber optic cables and vice versa. In 1998 the Company developed several new LAN extenders. All of these operate over single-mode fiber optic cable. All of these operate with both standard 10BaseT and 100BaseT Ethernet LANs. LAN products represented 10.9% of Telebyte's net sales in 1998. No other product area had sales that exceeded 10% of net sales in 1998.


     Lightning/Surge Protectors

     Telebyte manufactures and sells a number of lightning and surge protectors which prevent damage to data communications equipment that can be caused by high voltage surges and transients, ground currents, and other lightning induced electrical disturbances encountered on data communication circuits. Included in this category are lightning and surge suppression products packaged in the DIN Rail format for sales to the factory automation market.


         Multiplexers

     The Company's multiplexers allow data from a number of different devices to be communicated simultaneously on the same cable based transmission medium. Basically, a multiplexer allows a single cable to support a multiplicity of data communications links. Telebyte's multiplexer products allow simultaneous data transfers over distances of up to 8,000 feet for twisted pair cable or 6,600 feet over fiber optic cable. The multiplexers manufactured by Telebyte principally employ Time Division Multiplexing (TDM). With TDM multiple terminals share a single cable. Each terminal uses it on a dedicated basis during only a limited time period.


     The Company generally manufactures and maintains an inventory of products based upon historical levels of demand and sales forecasts. Most of its products are standard or catalog items. On occasion, the Company produces custom products manufactured to a customer's specifications or for a specific application.

     The Company has not experienced a shortage of manufacturing materials or components, and it purchases raw materials and supplies from domestic and foreign sources. During 1998, the Company purchased approximately 16% and 10% of its products from two suppliers. If required, raw material and supplies are readily available from various sources.

     The  research  and new  product  development  budget  for 1999 is  $550,000 compared to approximately $469,000 and $320,000 spent in 1998 and 1997, respectively. The cost of research and development is not borne directly by the Company's customers.

     Federal, state, and local environmental laws and regulations have no material impact on Telebyte or its business. The Company is subject to the governmental regulations that apply to businesses generally.

          Sales and Marketing

     The Company markets its data communications products by promotional activities such as the Internet, telephone sales, paid advertising, press releases, post card decks, direct mail campaigns, and participating in trade shows. Currently, the Company conducts its sales and marketing efforts through an in-house sales staff and a network of distributors.

     Using a statistical analysis of its sales-to-lead tracking system the Company believes that the most effective way to increase its end user business is to follow a strategy that employs two approaches concurrently.

     The first approach is to continue the circulation of its catalog. This catalog will be sent to the Company's lead/customer database, which in 1998 contains more than 80,000 entries. Activities aimed at increasing the database and the catalog circulation will continue.

     The second approach is to continue and increase its promotional and sales activities on the Internet. During 1996 the Company established a Web site on the Internet that contains the Company's complete catalog. The Company continued to make improvements to its Web site in 1997 and 1998. In particular, during 1998 the Company expanded its Web site by the placing of application articles on it for all of the Company's products. The Company also placed product manuals on the Web site. This allowed customers to use the Web site for technical support. In 1998 the Company also followed a strategy of the judicious placement of key words in search engines. These keywords were associated with the Company's products and technical activities. These keywords allowed customers to be pulled into the Company's Web site. As a result of all of these activities this Web site produced an increasing number of inquiries. These added a large number of qualified leads to the Company's database. In 1998 the Web site had in excess of 76,000 unique visitors compared to 55,000 unique visitors in 1997. The Company's Web address is www.Telebyteusa.com. The Company plans regular improvement of the Company's Web site. It plans to take out banner advertisements on the Internet to attract customers to its Web site.

     Domestic sales generated by all of these promotional activities are primarily to end-users rather than resellers. Such end-users include OEMs (Original Equipment Manufacturer), system integrators or installers and customers who may be employing the product for their own specific use.

     The Company also uses distributors as resellers. At the end of 1998 the Company had 8 domestic distributors of record. Domestic distributors do not have any territorial exclusivity. In the domestic marketplace, the Company's sales to end-users dominate its sales to distributors. The ratio of these sales were 9.15, 3.72 and 3.13 to 1 in 1998, 1997 and 1996, respectively. Internationally, the Company uses 64 distributors. Some products are marketed through other catalog distributors. Foreign sales represented approximately 14% in 1998, 14% in 1997, and 10.6% in 1996 of net sales.

     Domestic sales to end-users and domestic distributors are serviced by internal sales representatives. These sales representatives are compensated with a combination of a base salary and commissions. At the end of 1998 the Company had 5 such representatives on its staff. Through 1998 foreign sales were under the direction of the President of the Company. Principally, these sales are carried out by a network of international distributors. For the most part, these distributors are given territorial exclusivity. In some countries new laws make exclusive sales arrangements illegal and additional distributors are being added.

     The Company does not depend upon sales to any single customer or a limited group of customers. There have been no sales to a single customer during the last three years that exceeded 10% of net sales. Sales of products to the U.S. government are not subject to renegotiations of profits or termination of contracts at the U.S. government's election. For the most part such sales are covered by the Company's General Service Administration (GSA) contract. The Company's sales are not materially affected by seasonal factors.

       Competition

     There are a significant number of companies engaged in manufacturing and selling data communications equipment in the same markets as the Company. Since Telebyte's product line is diverse, it is difficult to define and enumerate its competition. Several competitors are larger and more established than Telebyte. Such competitors have greater technical and capital resources than does the Company. These competitors also have greater sales and marketing resources than does the Company.

     The Company's principal competitors are RAD Data Communications, Ltd. (which is based in Israel with local offices in New Jersey), Black Box (with headquarters based in Pennsylvania), Patton Electronics (based in Maryland), B & B Electronics (based in Illinois), Dataforth (based in Arizona) and a number of small companies. Telebyte competes with these companies on the basis of availability, price, quality, breadth of product line, technical support innovation and its willingness to accommodate requests for modifications and customization.

     Of these factors the Company relies principally upon the price/performance ratio of its many products. However, Telebyte also attracts market share by its ability to fill orders quickly and provide technical support to its customers. The Company does not have a significant market presence with its serial data communications test equipment and data communications accessories. However, the Company's capacity for innovation has made it a significant force in the market for Digital Subscriber Line (DSL) Local Loop simulators.


     Historically,   the  Company  has  not  relied  upon  patents,   registered
trademarks or licenses to give it a competitive advantage.


Preparation for Year 2000 Problems

     The Year 2000 ("Y2K") problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures. The Company has instituted a Y2K compliance program, the objective of which is to determine and assess the risks of the Y2K issue, and plan and institute mitigating actions to minimize those risks. The Company's standard for compliance requires that for a computer system or business process to be Y2K compliant, it must be designed to operate without error in date and date-related data prior to, on and after January 1, 2000. The Company expects to be fully Y2K compliant with respect to all significant business systems prior to December 31, 1999.

     The Company's Y2K plan consists of four phases: (1) assessment and analysis of "mission critical" systems and equipment; (2) correction of systems and equipment, through strategies that include the enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems; (3) testing of systems and equipment; and
(4) contingency planning which will address possible adverse scenarios and the potential financial impact to the Company's results of operations, liquidity or financial position.

Information Technology (IT) Systems

     Information technology systems ("IT Systems") account for much of the Year 2000 work and include all computer systems and technology used by the Company. All core systems have been assessed, plans are in place, and work is being undertaken to implement changes where required. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance. Management believes that all of the Company's IT systems and equipment have been identified, and that approximately 50% of the work necessary to make such systems and equipment Y2K- compliant has been finished.

     The third phase of the plan, testing of the Company's IT systems, is expected to be completed by the end of the second quarter of 1999. Testing will consist largely of the purchase and use of Y2K compliance test software. All aspects of the Company's Y2K compliance plan have been and will be performed by the Company's staff, at a cost that is not believed by the Company's management to be material. Management estimates that Y2K costs incurred to date, plus Y2K costs yet to be incurred, will total approximately $15,000. Y2K costs are expensed as incurred.

          Non-IT Systems

     An inventory and assessment of all non-IT systems (items containing embedded chips, such as elevators, electronic door locks, telephones, etc.) is being undertaken. The majority of these non-IT systems are not believed to be potential sources of significant disruption, although the contingency plans (described below) will address non-IT Y2K failure as well as IT systems failure.

          Contingency Plans

     The Company's management is in the process of developing a "worst-case scenario" with respect to Y2K non-compliance and to develop contingency plans designed to minimize the effects of such scenario. Although management believes that it is very unlikely that the worst-case scenario will occur, contingency plans will be developed and will address both IT system and non-IT system failure.

     In the event of Y2K- related IT system failure, the Company would be unable to ship orders because its power system would not be functioning. In such event, the Company plans to use its own generators as a back-up power source.

     In terms of non-IT and third-party Y2K non-compliance, the worst-case scenario for the Company would involve the loss of supply of component parts or other materials from one or more of its major suppliers. The Company has made plans to have a 100-day supply of finished goods available if such contingency arises.

     There is still uncertainty about the broader scope of the Year 2000 issue as it may affect the Company and third parties that are critical to our operations. For example, lack of readiness by electrical and water utilities, financial institutions, governmental agencies or other providers of general infrastructure could pose significant impediments to our ability to carry on our normal operations. The Company intends to request assurances of Y2K readiness from its telephone and utilities suppliers. However, management has been informed that some suppliers have either declined to provide the requested assurances, or have limited the scope of assurances to which they are willing to commit. If suppliers of services that are critical to the Company's operations were to experience business disruptions as a result of their lack of Y2K readiness, their problems could have a material adverse affect on the financial position and results of operations of the Company. The impact of a failure of readiness by critical suppliers cannot be estimated with confidence, and the effectiveness of contingency plans to mitigate the effect of any such failure is largely untested. Management cannot provide an assurance that there will be no material adverse effects to the financial condition or results of operations of the Company as a result of Y2K issues.


          Employees

     As of December 31, 1998, the Company had 39 employees. Of these employees, five are executives, eight are in sales, six in research and engineering, three in administration, and the balance in manufacturing, shipping, and related activities. In addition, the Company uses subcontractors and part-time help to support its current operations. None of the employees are represented by a labor union, and the Company considers its employee relations to be good.

          Backlog

     At December 31, 1998, the Company's backlog was $388,690 all of which the Company expects to fill in fiscal 1999. Comparable backlog at December 31, 1997 was $390,363.


Item 2. Properties

     Telebyte's executive office, plant, and manufacturing facility are located in a 20,000 square foot building on 3.2 acres, at 270 Pulaski Road, Greenlawn, New York 11740. The Company purchased the land and building in September 1985. The Company refinanced the existing mortgage in March 1998 and the property now secures a mortgage loan payable on a fully self- amortizing basis over 10 years. Under the Mortgage Modification Agreement interest is payable at 9% through June 1, 2000. At that time and every three years thereafter, the interest rate will be adjusted to the three year weekly average US Treasury Constant Maturity rate plus 3%. The outstanding principal balance of the mortgage loan, as of December 31, 1998, was $927,334. Management believes that all of its properties, plant, and equipment are well maintained and adequate for its requirements.

     Of the 20,000 square feet the Company has leased 5,300 square feet to a tenant. Management believes that Telebyte's existing manufacturing facilities are sufficient to support its present needs and anticipated growth, and the Company does not foresee any significant capital expansion of its plant in Greenlawn.



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

     The following table sets forth the high and low bid prices for the common stock for each fiscal quarter during 1998 and 1997 as reported by the National Association of Securities Dealers, Inc. The bid and ask prices for the common stock on March 9, 1999 were $ 1.125 and $ 1.5 respectively.

                            1998                               1997
                            ----                               ----

                     High             Low               High            Low
                     ----             ---               ----            ---

First Quarter         5                2                 1 5/16           13/16

Second Quarter        4 3/4            3                 15/16            3/8

Third Quarter         4 1/2            1 1/4            1 1/2             7/16

Fourth Quarter        2 1/8            1 1/8            1 1/8           1 3/16



     The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     At March 9, 1999, there were approximately 268 holders of record of the Company's common stock. Most of the shares of the common stock are held in street name for a larger number of beneficial owners.


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



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

          Fiscal 1998 Compared to Fiscal 1997

     Sales for the year ended December 31, 1998 increased by 1.6% to $5,568,787. The sales increase was primarily a result of the increased sales and marketing efforts begun by the Company in 1996.

     An analysis of the gross margin for 1998 reveals that it was 52.8% as compared to 53.9% for 1997. This was primarily a function of product mix. Cost of sales increased by $104,128 and is primarily attributed to the level of sales.

     Selling, general, and administrative costs decreased by $29,907 to $2,076,973 in 1998, compared to $2,106,880 in 1997. Selling expenses during 1998 included the distribution of approximately 180,000 product catalogs as compared to approximately 300,000 in 1997. Also, during 1998 the Company strengthened its advertising campaign for fiber optic products, and overhauled the Company's Web site.

     Research and development increased in 1998 to $469,415, or 8.4% of sales, from $319,996, or 5.8% of sales in 1997. The increase illustrates the Company's continued commitment to new product development. The increase was due to significant activity by the Company in the development of new test equipment products for the Digital Subscriber Line (DSL) market, specifically, Local Loop simulators. The Company made improvements in the frequency characteristics of existing simulator products. The Company began the development of units having mechanical packaging more attractive for rack mounting. The Company began the development of units that can be controlled remotely by computer. The Company continued the development of a noise/interference simulator that can be used as a companion product to the Digital Subscriber Line (DSL) Local Loop simulator.

     Interest expense of $97,352 in 1998 decreased to 1.7% of sales as compared to $114,909, or 2.1% in 1997.

     Interest income increased by $12,574. The increase in 1998 was due to higher average levels of cash on hand during 1998. In 1998 the Company had rental income of $48,195, equal to the 1997 rental income. For 1999 the Company expects rental income of approximately $48,000.

     The Company generated net income of $333,500 or $.22 per share, 5.9% of sales, compared to $466,825 or $.32 per share, 8.5% of sales, for 1997. The decrease is primarily attributed to the increase in research and development as described above.

     The effective tax rate in 1998 was 9.7 percent, compared with 1.5 percent in 1997. The increase in the effective tax rate is primarily due to the Company's utilization of its net operating loss carryforward. The Company expects its effective tax rate for 1999 to be approximately 40%.


Liquidity and Capital Resources

     In 1998, the Company invested $43,356 in property and equipment, which was financed through internally generated funds. The statements of cash flows indicate that the Company generated $274,302 in 1998 compared to $254,507 in 1997 in cash from operations.

     Working capital increased as of December 31, 1998 by $347,680 to $2,557,880 compared with $2,210,200 at December 31, 1997. The current ratio increased to
5.6 to 1 at December 31, 1998, compared to 4.6 to 1 at December 31, 1997.

     The Company has an agreement with a financial institution, expiring July 1999, which provides the Company with a line of credit facility of up to $1,000,000 ("Original Facility") based on eligible accounts receivable and purchased components and materials and finished goods inventories of the Company, as defined in the agreement. Further, the agreement contains certain financial covenants which require the Company to maintain a minimum level of tangible net worth and places limitations on the ratio of the Company's total debt to Company's tangible net worth, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus
 .75% (8.50% at December 31, 1998). There was no outstanding balance against this line at December 31, 1998.

     In January 1999, the Company secured an additional Reducing Revolving line of credit from this institution that provides for initial borrowings up to a maximum of $1,000,000. Availability under the Reducing Revolving line of credit will decrease approximately $11,900 per month and will expire January 2006. In conjunction with obtaining this additional line of credit financing the Company reduced availability under its Original Facility to $500,000. Borrowings under this loan agreement bear interest at the 30 Day Commercial Paper Rate plus 2.90% (8.45% at December 31, 1998).

     The Company believes that cash generated by the Company's operations, current cash and cash equivalents, and the line of credit should supply the cash resources to meet its cash needs for the next twelve months.

          Effect of Inflation

     During the five-year period ending December 31, 1998, the Company was able to decrease its costs of sales of its products to compensate for the effect of inflation on the cost of components. This was accomplished by changes in manufacturing methodology, namely, increasing the amount of product manufactured on a sub-contractor basis.

Item 7. Financial Statements


     The audited financial statements of the Company as of December 31, 1998 and 1997 and for the years then ended are included in this Annual Report on Form 10-KSB following Item 13 hereof.



Item 8. Changes in and Disagreements with Accountants in Accounting and Financial Disclosures

None

                                    Part III



Item  9.  Directors,   Executive  Officers,   Promoters,  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act

     The following table sets forth certain information concerning the Company's officers and directors as of December 31, 1998. Telebyte's directors are elected to serve until the next annual meeting of shareholders or until their successors are elected and qualified. The executive officers are appointed annually by, and serve at the pleasure of, the Board of Directors.

Name, age, and positions           Business  experience during past                  Director
held with the Company              five years and principal occupation               since
---------------------              -----------------------------------               -----

Joel A. Kramer,  age 61, (1)       Mr. Kramer has served as President                 1983
President, CEO and Chairman of     of the Company since August 1983,
the Board of Directors             and Chairman of the Board since February 1989.

Kenneth S. Schneider,  Ph.D.,      Dr. Schneider has served as Treasurer              1983
age 53, Sr. Vice President,        and Vice President of the Company
Treasurer, Secretary, and          since  August 1983;  and he was elected
Director                           Secretary in March 1991.  Dr. Schneider
                                   is a Senior  Member of the  Institute  of
                                   Electrical  and  Electronic Engineers.

Jamil Sopher, age 55 (2)           Mr. Sopher is a Principal Financial                1996
Director                           Analyst with the World Bank where
                                   he has been employed for 19 years.

Robert M. Kramer, age 58 (3)       Mr. Kramer is a private investor and has           1996
Director                           been since 1987.  Prior thereto he held the
                                   position of Vice President at Drexel Burnham
                                   Lambert and Shearson-Lehman.

Michael  Breneisen,  age  34,      Mr.  Breneisen  has  served  as  Controller
Vice President,                    of the  Company  since July 1992 and
Chief  Financial  Officer          Vice President and CFO since January 1997.


(1) Mr. Robert M. Kramer is the brother of Mr. Joel A. Kramer, the President and Chairman of the Board of Directors of the Company. Mr. Joel A. Kramer resigned from all of his Company positions effective January 20, 1999. See "Certain Relationships and Related Transactions."

(2) Mr. Sopher received a Bachelor of Science and M.Eng. (Elect.) from Cornell University and an MBA from Harvard University.

(3) Mr. Robert M. Kramer received a BSME from Polytechnic Institute of Brooklyn, an MSME from City College of NY and an MBA from the Wharton Graduate School of the University of Pennsylvania. Mr. Robert M. Kramer resigned as a director of the Company effective January 20, 1999. See "Certain Relationships and Related Transactions."

Section 16 Compliance

     Based  upon a review  of copies of the  forms  required  to be filed  under
Section 16(a) of the Securities Exchange Act of 1934 or written representations from officers and directors, the Company believes all officers and directors, and greater than ten percent owners of the Company's common stock have complied with Section 16(a.)


Item 10. Executive Compensation

     The following table provides summary information concerning the cash and certain other compensation paid or accrued by the Company to Joel A. Kramer, the Company's Chairman of the Board, President and Chief Executive Officer until 1999 during the last three fiscal years and to the executive officers of the Company whose cash compensation exceeded $100,000. The table includes Company contributions on the officer's behalf to the Company's 401(k) Plan.

                                               Summary Compensation Table

                                Annual Compensation                                  Long-Term Compensation
                                -------------------                                  ----------------------
                                                                          Awards                Payouts
                                                                          ------                -------

         (a)           (b)      (c)       (d)          (e)          (f)           (g)              (h)                (i)

       Name and                                   Other Annual   Restricted       Stock         Long-Term          All Other
  Principal Position   Year   Salary     Bonus    Compensation     Stock      Options/SARs   Incentive Payout     Compensation
  ------------------   ----   ------     -----    ------------     Awards      ------------   ----------------     ------------
                                                                   -----
                                ($)       ($)          ($)         (No.)         (No.)             ($)                ($)

   Joel A. Kramer     1998   $124,306   $25,000    $20,130(1)        0             0           $ 5,747(2)            $8,040

   President, CEO     1997   $111,631    $2,000    $16,629(1)        0             0           $12,662(2)            $4,116
     & Director       1996   $107,100    $4,300    $11,481(1)        0             0           $11,281(2)            $3,203



Kenneth S. Schneider  1998   $112,534   $22,000    $10,170(1)        0             0            $4,080(2)            $7,104

   Sr. V.P., Sec.     1997   $100,686    $2,000     $8,804(1)        0             0            $4,080(2)            $2,819
  Treas.& Director    1996    $95,599    $3,150     $7,256(1)        0             0            $4,080(2)            $2,819

(1) Commissions - Mr. Kramer received a 2.5% commission of net sales to customers not located within the United States. Mr. Schneider received a 0.2% commission of net sales to customers located within the United States. The amounts paid are set forth above under the caption entitled "Other Annual Compensation".

(2)  Deferred Compensation - see Long-Term Incentive Plans Table below.

             Long-Term Incentive Plans - Awards in Last Fiscal Year

           Estimated Future Payouts under Non-Stock Price-Based Plans
                         Number of Shares,      Performance or Other
                          Units or Other      Period Until Maturation       Threshold             Target               Maximum
         Name               Rights (#)               Or Payout               ($ or #)            ($ or #)             ($ or #)
---------------------------------------------------------------------------------------------------------------------------------

    Joel A. Kramer                                 June 11, 2002            $26,667(1)          $26,667(1)           $26,667(1)
     Pres.,CEO &
       Director

 Kenneth S. Schneider                              April 16, 2010           $26,667(1)          $26,667(1)           $26,667(1)
 Sr.V.P. Sales, Sec.,
  Treas. & Director

(1) In 1990 the Company entered into deferred compensation agreements with key officers, pursuant to which the officers will receive a defined amount, approximately 30% of their 1990 base salary, each year for a period 10 years after reaching age 65. The deferred compensation plans are funded through life insurance and are being provided for currently. The expense charged to operations in 1998 for such future obligations was $9,827 ($5,747 and $4,080, for Joel A. Kramer and Kenneth S. Schneider, respectively).



                                      Aggregate Option Grants in Last Fiscal Year

                                                       % of Total Options           Exercise or
                             Number of Options        Granted to Employees           Base Price                Expiration
          Name                    Granted             in Fiscal Year 1998            ($/Share)                    Date
-------------------------------------------------------------------------------------------------------------------------------
     Joel A. Kramer                  0                         0                         -                         -
  Kenneth S. Schneider               0                         0                         -                         -

     The following table sets forth information concerning each exercise of stock options during fiscal 1998 by each of the named executive officers and fiscal year-end value of unexercised options:

                         Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                                                     Number of            Value of Unexercised
                             Number of Shares                Value             Unexercised Options at     In-the-Money Options
          Name             Acquired on Exercise           Realized ($)           December 31, 1998        at December 31, 1998
                                                                                                                  (1)
------------------------------------------------------------------------------------------------------------------------------------
     Joel A. Kramer                  0                         0                     10,000 (2)                  $4,550
  Kenneth S. Schneider               0                         0                     10,000 (2)                  $4,550


(1) Calculation based upon the average of the high and low bid prices of the Company's Common Stock from the National Quotation Bureau on December 31, 1998.

(2)  All such options are currently exercisable.

Compensation Plans and Other Compensation

     The Company adopted a Stock Option Plan (the "1993 Plan") under which 100,000 shares of the Company's common stock, par value $.01 per share have been reserved. As of December 31, 1998, there were 32,500 shares available for grants under the 1993 Plan. Pursuant to the 1993 Plan, the Company is permitted to issue incentive stock options ("Incentive Stock Options") and non-qualified stock options. Incentive Stock Options under the 1993 Plan are intended to qualify for the tax treatment accorded under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code.") All directors, officers or other key employees of the Company are eligible to participate in the 1993 Plan. The 1993 Plan is administered by the Board of Directors of the Company, which, to the extent it shall determine, may delegate its power with respect to the administration of the 1993 Plan to a committee consisting of not less than three directors. Under the 1993 Plan, Incentive Stock Options to purchase shares of the Company's common stock shall not be granted for less than 100 percent of the fair market value of the common stock on the date the Incentive Stock Option is granted; provided, however, that in the case of an Incentive Stock Option granted to any person then owning at least 10 percent of the voting power of all classes of the Company's stock, the purchase price per share subject to the Incentive Stock Option may not be less than 110 percent of the fair market value of the stock on the date of the grant of the option. Nonqualified stock options to purchase the Company's common stock are granted at prices determined by the Company's Board of Directors. Options under the 1993 Plan may not have a term of more than 10 years; provided, however, that an Incentive Stock Option granted to a person then owning more than 10 percent of the voting power of all classes of the Company's stock may not be exercisable more than 5 years after the date such option is granted. In addition, the aggregate fair market value, determined at the time the option is granted, of the stock with respect to which Incentive Stock Options are exercisable for the first time by an employee in any calendar year under the 1993 Plan may not exceed $100,000. The Company's 1983 Stock Option Plan terminated in 1994. No executive officers or directors have any outstanding options under the 1983 Stock Option Plan. The Company has an informal bonus plan in which officers and other key personnel participate. The bonus award, if any, is fixed annually by the Board of Directors. Bonuses were allocated and paid to executive officers under this plan during fiscal 1998 and shown on the foregoing Summary Compensation Table. The Company maintains a deferred compensation plan under Internal Revenue Code Section 401(k). All employees are eligible to participate; the Company contributes 50% of the first 2% deferred by the employee. Each employee may voluntarily contribute up to 15% of annual compensation, or the maximum allowed as determined by the Internal Revenue Code. Benefits are 100% vested and are payable upon the employee's death, disability, retirement, termination, and under certain financial circumstances. At December 31, 1998, $2,368 was contributed to the plan for officers. All contributions are reflected in all other compensation columns in the Summary Compensation Table. During 1997, the Company entered into employee agreements with Mr. Joel A. Kramer and Kenneth S. Schneider pursuant to which Mr. Kramer will serve as President and Mr. Schneider will serve as Vice President. The employment agreements provide that Mr. Kramer will receive a minimum salary of $117,810 and Mr. Schneider $105,155. During the employment period each of Mr. Kramer and Mr. Schneider will be entitled upon termination, expiration of the agreement, or under certain circumstances (including a change of control) to certain severance benefits. The initial term of the agreements is three years. The respective agreements are affixed as exhibits hereto.

     Except for life and medical insurance benefit programs, which are available to all employees, the Company has no other compensation plans. Outside directors receive a per meeting fee of $500, in addition to reimbursement of expenses for attending each meeting. According to World Bank policy, Mr. Sopher cannot accept the meeting fee.

     Effective January 20, 1999 Mr. Joel A. Kramer resigned his positions with the Company. See 'Certain Relationships and Related Transactions.'

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of December 31, 1998 information concerning (i) the shares held by each person or group known to own beneficially more than 5% of the outstanding shares of common stock, (ii) shares owned by directors and (iii) the shares owned by all directors and officers as a group.


 Name and Address of               Number of Shares            Percent of
 Beneficial Owner                  Beneficially Owned          Class
 ----------------                  ------------------          -----

 Kenneth S. Schneider                  293,038 (1)             19.0%
 270 Pulaski Road
 Greenlawn, NY 11740

 Joel A. Kramer                        272,635 (1)             17.7%
 270 Pulaski Road
 Greenlawn, NY 11740

 Jamil Sopher                            6,730 (2)             (4)
 270 Pulaski Road
 Greenlawn, NY 11740

 Robert M. Kramer                        5,000 (2)             (4)
 270 Pulaski Road
 Greenlawn, NY 11740

 Michael Breneisen                      41,900 (3)              2.7%
 270 Pulaski Road
 Greenlawn, NY 11740

 All officers and directors            619,303                 40.2%
 As a group (5 in number)



(1) Includes 10,000 shares issuable upon the exercise of stock options granted under the Company's 1993 Stock Option Plan. Effective January 20, 1999 the Company purchased all of the shares of common stock of the Company owned by Mr. Joel A. Kramer and Mr. Kramer agreed to cancel options to purchase 10,000 shares of common stock.. See "Certain Relationships and Related Transactions."

(2) Includes 5,000 shares that can be issued upon exercise of stock options granted under the Company's 1993 Stock Option Plan.

(3) Includes 5,000 shares that can be issued upon exercise of stock options granted under the Company's 1987 Stock Option Plan.

(4)  Less than 1%.

Item 12. Certain Relationships and Related TransactionsEffective January 20, 1999, Joel A. Kramer, Chairman of the Board, President and Chief Executive Officer of Telebyte Technology, Inc. (the "Company") resigned his positions with the Company. However, Mr. Kramer will serve as a consultant to the Company through January 19, 2002 for an aggregate consideration of $165,000 plus reimbursement for certain expenses. In addition, the Company purchased all of the shares of common stock of the Company owned by Mr. Kramer and Mr. Kramer agreed to cancel options to purchase 10,000 shares of common stock of the Company for an aggregate consideration of $1,075,190 of which $867,510 was for such shares, $17,680 was for the cancellation of such options and $190,000 was for Mr. Kramer's restrictive covenant. In addition, Mr. Kramer has agreed not to compete with the business of the Company until January 19, 2003 and has released the Company from certain potential claims relative to his previous employment and the Company transferred a life insurance policy to Mr. Kramer, previously maintained for Mr. Kramer's benefit and having a cash value of approximately $80,000.

     Effective January 20, 1999 Dr. Kenneth S. Schneider was elected as Chairman of the Board and Chief Executive Office and Michael Breneisen as President and Chief Operating Officer of the Company. Dr. Schneider was a co-founder of the Company and has served as a Senior Vice President, Secretary, Treasurer and Director. Mr. Breneisen has served as Vice President and Chief Financial Officer, he will also continue to serve as Chief Financial Officer.

Item  13.  Exhibits  and  Reports  on Form  8-K(a)  Exhibits

3(a) The Company's Certificate of Incorporation under the State of Nevada was filed as an Exhibit with the Proxy Statement filed in June 1987 (File No. 0-11883) and is incorporated by reference herein.

3(b)      The By-laws of the

          Company as a Nevada corporation were filed as an Exhibit on Form 8-K in third quarter of 1987 (File No. 0-11883) and are incorporated by reference herein.

10(a) The Company's 1993 Stock Option Plan was filed as an Exhibit to the Company's definitive 1994 proxy statement filed in May 1994 (File No. 0-11883), and is incorporated by reference herein.

10(b) Commercial mortgage and consolidation agreement dated May 25, 1988 between Home Federal Savings Bank and Telebyte Technology, Inc., filed as an Exhibit to the Company's 1988 Annual Report on Form 10-K (File No. 0-11883) and is incorporated by reference herein.


10(c) Deferred compensation agreements dated December 12, 1990 between Telebyte Technology, Inc. and Joel A. Kramer and Kenneth S. Schneider, filed as an Exhibit to the Company's 1990 Annual Report on Form 10-K (File No. 0- 11883) and is incorporated by reference herein.

10(e) $1,000,000 Revolving Line of Credit agreement dated June 23, 1994 between Merrill Lynch and Telebyte Technology, Inc. and was filed as an exhibit on Form 10-KSB for the year ended December 31, 1994 (File No. 0-11883) and is incorporated by reference herein.

10(f) Employment agreements between Mr. Joel A. Kramer and Kenneth S. Schneider dated August 1, 1997 and was filed as an exhibit on Form 10-KSB for the year ended December 31, 1997 (File No. 0-11883) and is incorporated by reference herein.

10(g) Mortgage Loan Modification Agreement dated March 18, 1998 between the Company and Home Federal Savings Bank ("Home").

10(h) Promissory Note and Security Agreement dated March 18, 1998 made payable to the Company to the order of Home.

10(i) Assignment of Leases and rights dated March 18, 1998 between the Company and Home.

10(j) Stock Purchase Agreement dated January 20, 1999 between the Company and Joel A. Kramer and was filed as an exhibit to the Company's current report on Form 8K filed on January 27, 1999.

10(k) Consulting Agreement dated January 20, 1999 between the Company and Joel A. Kramer and was filed as an exhibit to the Company's current report on Form 8K filed on January 27, 1999.

10(l) Termination Agreement dated January 20, 1999 between the Company and Joel A. Kramer and was filed as an exhibit to the Company's current report on Form 8K filed on January 27, 1999.

10(m) Agreement and Release dated January 20, 1999 between the Company and Joel A. Kramer and was filed as an exhibit to the Company's current report on Form 8K filed on January 27, 1999.

(23)      Consent  of  Grant   Thornton  LLP,   independent   certified   public
          accountants.

(27)      Financial Data Schedule.

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter for the fiscal year ended December 31, 1998.

                            Telebyte Technology, Inc.

                          INDEX TO FINANCIAL STATEMENTS





                                                                      Page


Report of Independent Certified Public Accountants                    F-2

Balance Sheets as of December 31, 1998 and 1997                       F-3

Statements of Earnings for the years ended
    December 31, 1998 and 1997                                        F-5

Statement of Shareholders' Equity for the years
    ended December 31, 1998 and 1997                                  F-6

Statements of Cash Flows for the years ended
    December 31, 1998 and 1997                                        F-7

Notes to Financial Statements                                    F-8 - F-19

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Telebyte Technology, Inc.


We have audited the accompanying balance sheets of Telebyte Technology, Inc. as of December 31, 1998 and 1997, and the related statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telebyte Technology, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





GRANT THORNTON LLP


Melville, New York
March 10, 1999

                            Telebyte Technology, Inc.

                                 BALANCE SHEETS

                                  December 31,





   ASSETS                                         1998                  1997
                                                  ----                  ----



CURRENT ASSETS
Cash and cash equivalents                   $   919,630            $   730,284
Accounts receivable, net of allowance of
$15,000                                         648,467                752,141
Inventories                                   1,421,974              1,221,768
Prepaid expenses and other                       70,977                 39,204
Deferred income taxes                            50,000                 80,000
                                                 ------                 ------


Total current assets                          3,111,048              2,823,397




PROPERTY AND EQUIPMENT - AT COST,
less accumulated depreciation                 1,064,143              1,120,435








OTHER ASSETS                                 157,156                    169,632
                                             -------                   --------

                                           $4,332,347                 $4,113,464
                                            =========                  =========








The accompanying notes are an integral part of these statements.

                            Telebyte Technology, Inc.

                           BALANCE SHEETS (continued)

                                  December 31,






                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                 1998                           1997
                                                                                 ----                            ----


CURRENT LIABILITIES
Accounts payable                                                                $   352,009                 $   415,120
Accrued expenses                                                                    136,671                     146,577
Current maturities of long-term debt                                                 64,488                      51,500
                                                                                 -----------                   ---------

Total current liabilities                                                           553,168                     613,197



LONG-TERM DEBT, less current maturities                                             862,846                     926,612


COMMITMENTS


SHAREHOLDERS' EQUITY
Common  stock - $.01 par  value;  9,000,000
 shares  authorized;  1,661,066  and
 1,636,566 shares issued in 1998 and 1997,
 respectively;  1,506,266 and 1,481,766
 shares outstanding in
 1998 and 1997, respectively                                                        16,611                      16,366
Capital in excess of par value                                                   2,760,921                   2,751,988
Retained earnings (deficit)                                                        239,894                     (93,606)
Treasury stock - 154,800 shares at cost,
in 1998 and 1997                                                                 (101,093)                   (101,093)
                                                                                ----------                  ----------

                                                                                 2,916,333                   2,573,655
                                                                                ---------                   ----------

                                                                                $4,332,347                  $4,113,464
                                                                                =========                   =========






The accompanying notes are an integral part of these statements.


                            Telebyte Technology, Inc.

                             STATEMENTS OF EARNINGS

                             Year ended December 31,



                                                                         1998                          1997
                                                                        ----                          ----


Net sales                                                             $5,568,787                      $5,479,603
Cost of sales                                                          2,630,486                       2,526,358
                                                                       ---------                       ---------

Gross profit                                                           2,938,301                       2,953,245
                                                                       ---------                       ---------

Operating expenses
Selling, general and administrative                                    2,076,973                       2,106,880
Research and development                                                 469,415                         319,996
                                                                       ----------                      ---------

                                                                       2,546,388                       2,426,876
                                                                       ---------                       ----------

Operating profit                                                         391,913                         526,369
                                                                      ----------                         -------

Other income (expense)
Interest income                                                           26,744                          14,170
Rental income                                                             48,195                          48,195
Interest expense                                                         (97,352)                       (114,909)
                                                                       -----------                     ----------

                                                                         (22,413)                        (52,544)
                                                                       -----------                     -----------

Earnings before income taxes                                             369,500                         473,825

Income tax provision                                                      36,000                           7,000
                                                                       -----------

NET EARNINGS                                                           $   333,500                   $   466,825
                                                                        ==========                     ==========


Earnings per common share:
Basic                                                                  $.22                            $.32
                                                                        ===                             ===
Diluted                                                                $.22                            $.31
                                                                        ===                             ===

Weighted average shares:
Basic                                                                  1,501,783                       1,481,766
                                                                       =========                       =========
Diluted                                                                1,524,233                       1,503,154
                                                                       =========                       =========





The accompanying notes are an integral part of these statements.


                            Telebyte Technology, Inc.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                     Years ended December 31, 1998 and 1997






                                 Number of                       Capital in     Retained
                                  shares          Common         excess of      earnings          Treasury
                                 issued           stock          par value      (deficit)          stock                  Total
                                 ------           -----          ---------      ---------          -----                  -----

Balance at January 1, 1997      1,636,566        $16,366        $2,751,988     $(560,431)       $(101,093)             $2,106,830

Net earnings                                                                    466,825                                  466,825
                               ------------     ---------       ----------      --------          ---------             ---------

Balance at December 31, 1997    1,636,566       16,366           2,751,988      (93,606)          (101,093)            2,573,655

Common stock issued upon
  exercise of options              24,500          245               8,933                                                 9,178

Net earnings                                                                    333,500                                  333,500
                               -------------    ----------     ------------     --------          ---------             --------

Balance at December 31, 1998    1,661,066       $16,611          $2,760,921   $ 239,894           $(101,093)          $2,916,333
                                =========        ======           =========     ========           ========            =========







The accompanying notes are an integral part of this statement.


                            Telebyte Technology, Inc.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,




                                                                          1998                         1997
                                                                          ----                         ----


Cash flows from operating activities
 Net earnings                                                            $ 333,500                   $ 466,825
Adjustments to reconcile net earnings to net
 cash provided by operating activities
 Depreciation and amortization                                             99,648                      96,517
Deferred income taxes                                                      30,000
Decrease (increase) in operating assets
 Accounts receivable                                                       103,674                    (338,188)
Inventories                                                              (200,206)                   (143,657)
Prepaid expenses and other                                                (19,297)                    (95,921)
 (Decrease) increase in operating liabilities
 Accounts payable                                                         (63,111)                    217,097
Accrued expenses                                                           (9,906)                     51,834
                                                                         ---------                   ---------

Net cash provided by operating activities                                 274,302                     254,507
                                                                          --------

Cash flows from investing activities
 Additions to property and equipment                                      (43,356)                    (37,397)
                                                                          ---------                   ---------

Net cash used in investing activities                                     (43,356)                    (37,397)
                                                                          ---------                   ---------

Cash flows from financing activities
Principal payments of long-term debt                                      (50,778)                    (70,547)
Proceeds from exercise of stock options                                     9,178                          -
                                                                           ---------

Net cash used in financing activities                                     (41,600)                    (70,547)
                                                                         ---------                   ---------

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                                           189,346                     146,563

Cash and cash equivalents at beginning of year                             730,284                     583,721
                                                                           --------                    -------

Cash and cash equivalents at end of year                                 $ 919,630                   $ 730,284
                                                                           ========                    ========




The accompanying notes are an integral part of these statements.

                            Telebyte Technology, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Telebyte Technology, Inc. (the "Company") designs, manufactures and markets electronic data communications products. The Company's products are primarily sold to end-users, domestic dealers and distributors, foreign dealers and distributors and original equipment manufacturers. The Company does not depend upon sales to a single customer or a limited group of customers and there were no sales to a single customer during the last two years exceeding 10% of net sales. The Company operates in a single business segment and has no foreign operations. Export sales were $770,000 and $778,000 in 1998 and 1997, respectively.

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

3.   Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance had been established to reduce the deferred tax assets as it was more likely than not that all, or some portion, of such deferred tax assets would not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

4.   Advertising

Advertising costs are expensed as incurred and totaled $69,000 and $65,000 in 1998 and 1997, respectively.

                            Telebyte Technology, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1998 and 1997



NOTE A (continued)

5.   Earnings Per Share

Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and, where appropriate, restated to conform to the SFAS No. 128 requirements.

6.   Stock-Based Compensation Plans

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

7.   Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers highly liquid cash investments with an original maturity of three months or less to be cash equivalents. The Company paid interest of $94,302 and $114,289 and income taxes of $1,562 and $200 in 1998 and 1997, respectively.

8.   Revenue Recognition

Revenue is recognized from sales when a product is shipped. Service fees are recognized upon the completion of the related service.

                            Telebyte Technology, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1998 and 1997



NOTE A (continued)

9.       Use of Estimates and Fair Value of Financial Instruments

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


NOTE B - INVENTORIES

Inventories consist of the following at December 31:

                                                                        1998                       1997
                                                                        ----                       ----

Purchased components and materials                                 $   596,171                $   581,912
Work in process                                                        275,073                    256,916
Finished goods                                                         550,730                    382,940
                                                                      ---------                   -------

                                                                     $1,421,974                 $1,221,768
                                                                      =========                  =========



                            Telebyte Technology, Inc.

                           December 31, 1998 and 1997



NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31:

                                                                               1998                       1997
                                                                               ----                       ----


Land                                                                        $ 300,000                $   300,000
Building and improvements                                                   1,024,583                  1,024,583
Equipment                                                                     595,578                    552,222
                                                                            ----------                   -------

                                                                            1,920,161                  1,876,805
Less accumulated depreciation                                                 856,018                    756,370
                                                                            ----------                  --------

                                                                           $1,064,143                 $1,120,435
                                                                            =========                   =========



NOTE D - DEBT

1.   Line of Credit Facility

The Company has an agreement with a financial institution, expiring July 1999, which provides the Company with a line of credit facility of up to $1,000,000 ("Original Facility") based on eligible accounts receivable and purchased components and materials and finished goods inventories of the Company, as defined in the agreement. Further, the agreement contains certain financial covenants which require the Company to maintain a minimum level of tangible net worth and places limitations on the ratio of the Company's total debt to Company's tangible net worth, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75% (8.50% at December 31, 1998). There was no outstanding balance against this line at December 31, 1998.

In January 1999, the Company secured an additional Reducing Revolving line of credit from this institution which provides for initial borrowings up to a maximum of $1,000,000. Availability under the Reducing Revolving line of credit will decrease approximately $11,900 per month and will expire January 2006. In conjunction with obtaining this additional line of credit financing, the Company reduced availability under its Original Facility to $500,000. Borrowings under this loan agreement bear interest at the 30 Day Commercial Paper Rate plus 2.90%. (8.45% at December 31, 1998).

                            Telebyte Technology, Inc.

                           December 31, 1998 and 1997



NOTE D (continued)

2.   Long-Term Debt

The Company's first mortgage note is collateralized by land and building. The remaining unpaid mortgage note balance at December 31, 1998 is payable in equal monthly installments of $12,111 (inclusive of interest at 9%) with a maturity date of June 2008. In March 1998, the Company modified the mortgage note agreement, reducing the existing interest rate to 9% through June 1, 2000. At that time, and every three years thereafter, the interest rate will be adjusted to the three-year weekly average U.S. Treasury Constant Maturity Rate plus 3%. Financing and other costs aggregating $95,122 incurred in connection with the acquisition of real property and the refinancing of mortgage debt are stated at cost, net of accumulated amortization of $53,222 and $48,247 at December 31, 1998 and 1997, respectively, and are included in "Other assets" in the accompanying balance sheets. Amortization is provided on a straight-line basis over the life of the mortgage note of 20 years.

Long-term debt is summarized as follows at December 31:

                                                      1998                1997
                                                      ----                ----


First mortgage note payable to bank in
 equal monthly installments, including
 interest, through June 2008                        $927,334            $978,112

Less current maturities                               64,488              51,500
                                                    --------            --------
                                                    $862,846            $926,612
                                                     =======             =======

Aggregate maturities of long-term debt as of December 31, 1998 are as follows:

1999                                 $  64,488
2000                                    70,537
2001                                    77,154
2002                                    84,392
2003                                    92,309
Thereafter                             538,454

                                      $927,334
                                      ========

                            Telebyte Technology, Inc.

                           December 31, 1998 and 1997



NOTE E - EMPLOYEE BENEFIT PLANS

The Company sponsors an employee investment savings 401(k) plan to which both the Company and employees contribute. All employees are eligible to participate; the Company contributes 50% of the first 2% deferred by the employee. Each employee may voluntarily contribute up to 15% of annual compensation, or the maximum allowed as determined by the Internal Revenue Code. Benefits are 100% vested and are payable upon the employee's death, disability, retirement, termination and under certain financial circumstances. Employer contributions of $8,285 and $7,417 were made to the plan in 1998 and 1997, respectively.

The Company maintains deferred compensation agreements with several key officers, whereby the officers will receive a defined amount approximating 30% of their 1990 base salary for a period of 10 years after reaching age 65. The deferred compensation plans are funded through life insurance and are being provided for currently. The expense charged to operations for such future obligations was approximately $9,800 and $16,700 in 1998 and 1997, respectively.


NOTE F - INCOME TAXES

The provision for income taxes is summarized as follows:

                                                 1998                     1997
                                                 ----                     ----


Current
Federal                                         $  2,000                 $2,000
State                                              4,000                  5,000
                                                  ------                 ------

                                                   6,000                  7,000

Deferred tax expense                              30,000                  -----

                                                 $36,000                 $7,000
                                                  ======                  =====

                            Telebyte Technology, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1998 and 1997



NOTE F (continued)

The actual income tax expense differs from the Federal statutory rate as follows:

                                                        1998                                       1997
                                                        ----                                       ----
                                             Amount                  %                  Amount                  %


Federal statutory rate                      $ 126,000               34.0%              $ 161,000              34.0%
State income taxes, net of
Federal income tax benefit                      3,000                 .8                   3,000                .6
Officers' life insurance                        7,000                1.9                   7,000               1.5
Other                                           1,000                 .3                   2,000                .4
Benefit of net operating loss
carryforward                                 (101,000)             (27.3)               (166,000)            (35.0)
                                              --------              -----               ---------            ------

                                            $  36,000                9.7%              $   7,000               1.5%
                                             =========               ===               =========               ===


At December 31, 1998, the Company has net operating loss carryforwards and General Business Tax Credits expiring from 1999 through 2007 of approximately $176,000 and $66,000, respectively, available to reduce Federal and state income taxes resulting from future operations.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) at December 31, 1998 and 1997, are summarized as follows:

                                                     1998                  1997
                                                     ----                  ----


Deferred tax assets
 Net operating loss carryforwards                 $   70,000          $ 213,000
 Investment and other tax credit carryforwards        66,000             66,000
 Deferred compensation                                46,000
 Inventory valuation                                   8,000             10,000
 Allowance for doubtful accounts                       6,000              6,000
 Other                                                 6,000              5,000
                                                   ----------            ------

Gross deferred tax assets (carried forward)          202,000            300,000

                            Telebyte Technology, Inc.

                           December 31, 1998 and 1997



NOTE F (continued)

                                                     1998                1997
                                                     ----                ----
Gross deferred tax assets (brought forward)       $ 202,000           $ 300,000

Deferred tax liabilities
Excess tax over book depreciation                  (152,000)           (152,000)
                                                   --------            --------

Net deferred tax assets before
valuation allowance                                  50,000             148,000

Valuation allowance                                --------              68,000

Net deferred tax assets                          $   50,000          $   80,000
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

In 1994, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"), which provides for the granting to directors and key employees of the Company of incentive stock options and nonqualified stock options for the purchase of a maximum of 100,000 shares of the Company's common stock. Under the terms of the 1993 Plan, the options, which expire ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant for incentive stock options and at prices determined by the Board of Directors for nonqualified stock options, and become exercisable in accordance with terms established at the time of the grant. At December 31, 1998, the Company had reserved 32,500 shares under the 1993 Plan.

                            Telebyte Technology, Inc.

                           December 31, 1998 and 1997



NOTE G (continued)

The following is a summary of activity with respect to stock options under the plans:

                                                                                                     Weighted average
                                                        Shares             Price per share            price per share
                                                        ------             ---------------            ---------------


Outstanding at January 1, 1997                          71,750             $.3125 to 2.04               $.86
Granted                                                  5,000              .685                         .685
Expired                                                (15,000)             .3125 to .90                 .71
                                                        -------

Outstanding at December 31, 1997                         61,750            .3125 to 2.04                .88
Granted                                                  27,500             1.25 to 3.80               3.25
Exercised                                               (24,500)           .3125 to .6850               .37
Expired                                                    (200)           .75                          .75
                                                        ---------

Outstanding at December 31, 1998                         64,550            .3125 to 3.80                2.08
                                                        -------

Balance exercisable at December 31, 1998                 45,675            .3125 to 3.80                1.50
                                                        =======


The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1998:

                                                 Options outstanding                             Options exercisable
                                                 -------------------                             -------------------

                                                        Weighted          Weighted                             Weighted
                                                         average          average                               average
        Ranges of                                       remaining         exercise                             exercise
     exercise prices               Shares             life in years        price               Shares            price
     ---------------               ------             -------------        -----               ------            -----


Under $1.00                       17,050                  5.5             $  .82                  15,800        $  .84
$1.01 to $2.04                    25,000                   7                1.48                  25,000          1.48
$2.05 to $3.80                    22,500                   9                3.69                   4,875          3.80


The weighted-average option fair value on the grant date was $2.63 and $.53 for options issued during the years ended December 31, 1998 and 1997, respectively.
The Company has adopted the  disclosure  provisions  of  Statement  of Financial
Accounting Standards No. 123,  "Accounting for Stock-Based  Compensation" ("SFAS
No.  123");  it applies  APB  Opinion No. 25,  "Accounting  for Stock  Issued to
Employees," and related interpretations in accounting for the Plans and does not recognize compensation expense for such Plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS No.
123, the Company's reported net

                            Telebyte Technology, Inc.

                           December 31, 1998 and 1997

NOTE G (continued)

earnings and earnings per share would be reduced to the pro forma amount indicated below for the years ended December 31:

                                                1998                       1997
                                                ----                       ----

Net earnings
As reported                                    $333,500                 $466,825
Pro forma                                       311,862                  466,273
Basic earnings per common share
As reported                                        $.22                    $.32
Pro forma                                           .21                     .31
Diluted earnings per common share
As reported                                        $.22                    $.31
Pro forma                                           .20                     .31

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1997. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1998 and 1997, respectively: expected volatility of 95% and 80%; risk-free interest rates of 5.602% and 6.820% and expected term of seven years for both years.

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

NOTE H - COMMITMENTS


Lease Commitments

The Company leases certain equipment used in its operations pursuant to noncancellable operating leases expiring through July, 2002. Rental expense for such equipment was $17,247 and $13,774

                            Telebyte Technology, Inc.

                           December 31, 1998 and 1997



NOTE H (continued)

in 1998 and 1997, respectively. The minimum rental commitments under these noncancellable operating leases, at December 31, 1998, are summarized as follows:

1999                                       $21,000
2000                                        12,000
2001                                         4,000
2002                                         2,000
                                           -------

                                           $39,000
                                           =======


Employment Contracts

The Company has employment contracts with various officers with remaining terms of approximately two years at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 1998 under such contracts is approximately $353,000.


NOTE I - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                          December 31,

                                                1998                     1997
                                                ----                     ----


Numerator
Net income                                  $   333,500                $466,825
                                              =========                 =======

Denominator
Denominator for basic earnings per share
(weighted-average shares)                     1,501,783               1,481,766
Effect of dilutive securities
(employee stock options)                         22,450                  21,388
                                              -----------             ---------
Denominator for diluted earnings per share
(adjusted weighted-average shares and
assumed conversions)                         1,524,233                1,503,154
                                             =========                =========

Basic earnings per share                        $.22                       $.32
                                                 ===                        ===
Diluted earnings per share                      $.22                       $.31
                                                 ===                        ===

                            Telebyte Technology, Inc.

                           December 31, 1998 and 1997



NOTE J - MAJOR SUPPLIERS

The Company purchased approximately 16% and 10% of its raw materials from two suppliers during the year ended December 31, 1998. If required, the Company believes that similar products could be purchased from other sources.


NOTE K - SUBSEQUENT EVENTS

Effective January 20, 1999, then Chairman of the Board, President and Chief Executive Officer of the Company (the "Former Chairman") resigned his positions with the Company. However, the Former Chairman will serve as a consultant to the Company through January 19, 2002 for an aggregate consideration of $165,000 plus reimbursement for certain expenses. In addition, the Company purchased all of the shares of common stock of the Company owned by the Former Chairman and the Former Chairman agreed to cancel options to purchase 10,000 shares of common stock of the Company for an aggregate consideration of $1,075,190 of which $867,510 was for such shares, $17,680 was for the cancellation of such options and $190,000 was for the Former Chairman's restrictive covenant. In addition, the Former Chairman has agreed not to compete with the business of the Company until January 19, 2003 and has released the Company from certain potential claims relative to his previous employment. Further, the Company transferred a life insurance policy maintained under the Company's deferred compensation plan, to the Former Chairman, having a cash value of approximately $80,000.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEBYTE TECHNOLOGY, INC.



                                   By:  __________\s\_________________
                                        Kenneth S. Schneider
                                        Chairman of the Board
                                        (Chief Executive Officer)


                                   By:  ___________\s\________________
                                        Michael Breneisen
                                        President
                                        (Chief Operating Officer and Principal
                                        Financial and Accounting Officer)


Date:    March 31, 1999


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.


March 31, 1999                          __________\s\_____________
                                        Kenneth S. Schneider, Director



March 31, 1999                          ___________\s\____________
                                        Jamil Sopher, Director


March 31, 1999                          ___________\s\____________
                                        Michael Breneisen, Director