Form 10QSB
period 1999-03-31
TELEBYTE TECHNOLOGY INC
filed 1999-05-14
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarter ended  March 31, 1999

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

                           Yes      X                No

As of May 14, 1998 there were outstanding 1,248,631 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                           Yes                       No       X

                            TELEBYTE TECHNOLOGY, INC.

                                      INDEX

Part I            Financial Information

         Item 1.  Financial Statements

                           Balance Sheet
                           March 31, 1999 (Unaudited)

                           Statements of Earnings
                           Three months ended
                           March 31, 1999 and 1998 (Unaudited)

                           Statements of Cash Flows
                           Three months ended
                           March 31, 1999 and 1998 (Unaudited)

                           Condensed Notes to Financial
                           Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.

Part II

         Other Information

                            TELEBYTE TECHNOLOGY, INC.
                                  BALANCE SHEET
                                  MARCH 31, 1999
                                   (unaudited)
ASSETS

CURRENT ASSETS
              Cash & cash equivalents                       $  155,493
              Accounts receivable, less
                  allowance for doubtful accounts              732,907
              Inventory                                      1,591,872
              Prepaid expenses                                  49,490
              Deferred income taxes                             50,000
                                                          -------------
             TOTAL CURRENT ASSETS                            2,579,762

PROPERTY, PLANT AND EQUIPMENT, less
  accumulated depreciation and amortization                  1,062,088

OTHER ASSETS                                                   341,227
                                                         --------------
                                                           $ 3,983,077
                                                         ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                              $  525,623
              Accrued expenses                                 225,372
              Borrowings under line-of credit                   50,415
              Current maturities of long-term debt              69,358
                                                         ---------------
              TOTAL CURRENT LIABILITIES                        870,768

LONG-TERM BORROWINGS UNDER LINE OF CREDIT                      208,630

LONG-TERM DEBT, less current maturities                        842,451

SHAREHOLDERS' EQUITY
Common stock - $.01 par value;  9,000,000
     shares authorized;   1,666,066 shares issued
     and 1,248,631 shares outstanding                           16,660
Capital in excess of par value                               2,764,821
Retained earnings                                              308,270
Treasury stock - 417,435 shares at cost                     (1,028,523)
                                                         --------------
                                                             2,061,228
                                                         --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 3,983,077
                                                         ==============

   The accompanying notes are an integral part of these financial statements.

                            TELEBYTE TECHNOLOGY, INC.
                             STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                        Three Months
                                                       Ended March 31,

                                                  1999                 1998
                                              ----------             ----------
NET SALES                                     $1,365,280             $1,220,816

COST OF SALES                                    678,467                562,306
                                              ----------             ----------
GROSS PROFIT                                     686,813                658,510
                                              ----------             ----------
      Research and development                   129,119                 95,852
      Selling, general and administrative        430,685                399,651
                                              ----------             ----------
                                                 559,804                495,503

Operating Income                                 127,009                163,007
                                              ----------             ----------
OTHER INCOME (EXPENSE)
    Rental Income                                 12,049                 12,049
    Interest Income                                4,682                  6,470
    Interest Expense                             (30,364)               (28,506)
                                              -----------             ----------
       Earnings before income taxes              113,376                153,020

Provision for income taxes                        45,000                  2,000
                                              -----------             ----------
      NET EARNINGS                              $ 68,376             $  151,020
                                              ===========            ===========
Earnings per common share:
      Basic                                        $0.05                  $0.10
                                                   =====                  =====
      Diluted                                      $0.05                  $0.10
                                                   =====                  =====
Shares used in computing earnings per common share:
      Basic                                    1,303,494              1,492,616
                                               =========              =========
      Diluted                                  1,310,256              1,543,516
                                               =========              =========
         The accompanying notes are an integral part of these financial statements.

                            TELEBYTE TECHNOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months
                                                            Ended March 31,

                                                            1999          1998
                                                         ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net earnings                                         $ 68,376   $  151,020
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
              Depreciation and amortization                 37,695       26,283
              Decrease (increase) in assets:
                Accounts receivable                        (84,440)     188,045
                Inventories                               (169,898)    (176,453)
                Prepaid expenses and other                  27,844      (27,151)
                Increase (decrease) in liabilities:
                Accounts payable                           173,614      (40,340)
                Accrued expenses                            88,700       (7,463)
                                                          ---------     --------
              Net cash provided by operating activities    141,891      113,941

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                   (22,944)     (15,797)
     Purchase of non-compete agreement                    (203,124)        -
                                                          ---------     --------
              Net cash used in investing activities       (226,068)     (15,797)

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments under mortgage obligation          (15,525)     (10,412)
     Purchase of treasury stock                           (927,430)        -
     Net borrowings under line-of credit agreement         259,045         -
     Proceeds from exercise of stock options                 3,950        7,072
                                                         ----------     --------
              Net cash used in financing activities      (679,960)       (3,340)
                                                         ----------     --------
              Net (decrease) increase in cash            (764,137)       94,804
                    and cash equivalents

Cash and cash equivalents at beginning of period          919,630       730,284
                                                        ----------     ---------
Cash and cash equivalents at end of period              $ 155,493    $  825,088
                                                        ==========    ==========
         The accompanying notes are an integral part of these financial statements.

                            TELEBYTE TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED FINANCIAL STATEMENTS

The balance sheet as of March 31, 1999, the statement of earnings for the three months then ended and the statements of cash flows for the three month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the fiscal year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.


2.      RELATED PARTY TRANSACTIONS

Effective January 20, 1999, then Chairman of the Board, President and Chief Executive Officer of the Company (the "Former Chairman") resigned his positions with the Company. However, the Former Chairman will serve as a consultant to the Company through January 19, 2002 for an aggregate consideration of $165,000 plus reimbursement for certain expenses. In addition, the Company purchased all of the shares of common stock of the Company owned by the Former Chairman and the Former Chairman agreed to cancel options to purchase 10,000 shares of common stock of the Company for an aggregate consideration of $1,149,455 of which $927,430 was for such shares, $18,901 was for the cancellation of such options and $203,124 was for the Former Chairman's restrictive covenant. In addition, the Former Chairman has agreed not to compete with the business of the Company until January 19, 2003 and has released the Company from certain potential claims relative to his previous employment. Further, the Company transferred a life insurance policy maintained under the Company's deferred compensation plan, to the Former Chairman, having a cash value of approximately $80,000.

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

RESULTS OF OPERATIONS

Sales during the first quarter ended March 31, 1999 increased 11.8% to $1,365,280 compared to sales of $1,220,816 for the same period in 1998.
Management believes that the increased sales can be primarily attributed to aggressive marketing over the Internet using the Company's Web page and greater acceptance and penetration of the Company's products in the data communications marketplace.

Cost of sales for the first quarter of $678,467 or 49.6% of sales increased compared to the $562,306 or 46.1% of sales during the same period in 1998. The decreased profit margin during the first quarter of 1999 is due primarily to a higher percent of lower profit margin products dominating sales in the first quarter of 1999 as compared with the first quarter of 1998.

Selling, general and administrative costs of $430,685 increased as compared to $399,651 during the first quarter of 1998. The increase of $31,034 during the first quarter was due primarily to costs incurred in connection with the stock repurchase and consulting agreements dated January 20, 1999 with Joel A. Kramer. These costs included consulting fees, other compensation and amortization of non-compete costs. Expenditures related to the enhancement of the Company's Internet presence were significantly increased during the first quarter of 1999 as compared to the first quarter of 1998. The planned enhancements are expected to be implemented during the third quarter of 1999.

Research and development expenses of $129,119 increased 34.7%, compared to $95,852 during the same quarter in 1998. This was due to an increase in the staffing level of the Company's Engineering Department in the first quarter of 1999 as compared with the same quarter in 1998. It was also due to increased expenditures in order to accelerate the development of several products, which had begun in 1998. During the first quarter, the Company continued the development of its new Digital Subscriber Line test equipment. The first product is expected to be introduced in the marketplace during the second quarter of 1999. Others are expected to be introduced in the third quarter of 1999.

Interest income decreased to $4,682 during the first quarter of 1999 compared to $6,470 for the same period in 1998. The decrease in interest income was due primarily to lower levels of cash on deposit at Merrill Lynch. During the first quarter of 1999 the Company had rental income of $12,049 which was in line with the comparable quarter of 1998.

The effective  tax rate in first  quarter of 1999 was 40 percent,  compared with
1.3 percent in same quarter in 1998. The increase in the effective tax rate is primarily due to the Company's utilization of its net operating loss carryforward.

The net income of $68,376 or $.05 per share for the first quarter of 1999 decreased compared to the net income of $151,020 or $.10 per share in the same quarter in 1998. The decrease in profitability is due primarily to the increased selling expenditures and research and development as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $141,891 for the first quarter of 1999 compared to $113,941 in the same period of 1998. This change is primarily due to the increases in accounts payable and accrued expenses during the first quarter of 1999.

Working capital decreased as of March 31, 1999 by $848,886 to $1,708,994 compared with $2,557,880 from December 31, 1998. The current ratio at March 31, 1999 decreased to 3:1 compared to 5.6:1 at December 31, 1998. These decreases reflect the use of working capital by the company in the purchase of treasury stock and related non-compete agreement with the former Chairman and Chief Executive Officer.

The Company has an agreement with a financial institution, expiring July 1999, which provides the Company with a line of credit facility of up to $1,000,000 ("Original Facility") based on eligible accounts receivable and purchased components and materials and finished goods inventories of the Company, as defined in the agreement. Further, the agreement contains certain financial covenants which require the Company to maintain a minimum level of tangible net worth and places limitations on the ratio of the Company's total debt to Company's tangible net worth, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75%. The balance against this line at March 31, 1999 was $50,415.

In January 1999, the Company secured an additional Reducing Revolving line of credit from this institution that provides for initial borrowings up to a maximum of $1,000,000. Availability under the Reducing Revolving line of credit will decrease approximately $11,900 per month and will expire January 2006. In conjunction with obtaining this additional line of credit financing the Company reduced availability under its Original Facility to $500,000. Borrowings under this loan agreement bear interest at the 30 Day Commercial Paper Rate plus 2.90%. Net borrowings under this line of credit totaled $208,630 at March 31, 1999.

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


         Information Technology (IT) Systems

Information technology systems ("IT Systems") account for much of the Year 2000 work and include all computer systems and technology used by the Company. All core systems have been assessed, plans are in place, and work is being undertaken to implement changes where required. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance. Management believes that all of the Company's IT systems and equipment have been identified, and that approximately 60% of the work necessary to make such systems and equipment Y2K-compliant has been finished.

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


         Non-IT Systems

An inventory and assessment of all non-IT systems (items containing embedded chips, such as, electronic door locks, telephones, etc.) is being undertaken. The majority of these non-IT systems are not believed to be potential sources of significant disruption, although the contingency plans (described below) will address non-IT Y2K failure as well as IT systems failure.


         Products


The Company has evaluated its currently available products and believes that they are Year 2000 compliant. The Company's currently available products are generally not date sensitive, although the environment in which they operate may have Year 2000 issues not associated with the Company's products. The inability of any of the Company's products to operate properly in the Year 2000 could result in increased warranty costs, customer satisfaction issues, litigation, or other material costs and liabilities, which could have a material adverse affect on the Company, its results of operations and financial condition.

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

There is still uncertainty about the broader scope of the Year 2000 issue as it may affect the Company and third parties that are critical to our operations. For example, lack of readiness by electrical and water utilities, financial institutions, governmental agencies or other providers of general infrastructure could pose significant impediments to our ability to carry on our normal operations. The Company intends to request assurances of Y2K readiness from its telephone and utilities suppliers. However, management has been informed that some suppliers have either declined to provide the requested assurances, or have limited the scope of assurances to which they are willing to permit. If suppliers of services that are critical to the Company's operations were to experience business disruptions as a result of their lack of Y2K readiness, their problems could have a material adverse affect on the financial position and results of operations of the Company. The impact of a failure of readiness by critical suppliers cannot be estimated with confidence, and the effectiveness of contingency plans to mitigate the effect of any such failure is largely untested. Management cannot provide an assurance that there will be no material adverse effects to the financial condition or results of operations of the Company as a result of Y2K issues.

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

                           (b) Event dated January 20, 1999--Item 5.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEBYTE TECHNOLOGY, INC.



By:      __________\s\_________________
         Kenneth S. Schneider
         Chairman of the Board
         (Principal Executive Officer)


By:      ___________\s\________________
         Michael Breneisen, President
         (Principal Financial and Accounting Officer)


Date:    May 14, 1999