Form 10QSB
period 1999-06-30
TELEBYTE TECHNOLOGY INC
filed 1999-08-18
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended   June 30, 1999

[ ] TRANSITON REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from     to

         Commission File Number:            0-11883

                                 TELEBYTE, INC.

        (Exact name of small business issuer as specified in its charter)

Delaware                                              11-2510138
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                        Identification No.)

270 Pulaski Road, Greenlawn, New York                        11740
---------------------------------------------------------------------
                    (Address of principal executive offices)

_____________________________(516) 423-3232_______________________________
                           (Issuer's telephone number)

_____________________________Telebyte Technology, Inc._________________________
                          (Former name, former address
              and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X                No

As of August 16, 1999 there were outstanding 1,248,631 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                           Yes                       No       X

                                 TELEBYTE, INC.
                      (FORMERLY TELEBYTE TECHNOLOGY, INC.)

                                      INDEX

Part I            Financial Information

         Item 1.           Financial Statements

                           Balance Sheet
                           June 30, 1999 (Unaudited)

                           Statements of Earnings
                           Three and six months ended
                           June 30, 1999 and 1998 (Unaudited)

                           Statements of Cash Flows
                           Six months ended
                           June 30, 1999 and 1998 (Unaudited)

                           Condensed Notes to Financial
                           Statements (Unaudited)

         Item 2.           Management's Discussion and
                           Analysis or Plan of Operation.


Part II           Other Information

Part I        Financial Information
Item 1.       Financial Statements


                                 TELEBYTE, INC.
                      (FORMERLY TELEBYTE TECHNOLOGY, INC.)
                                  BALANCE SHEET
                                  June 30, 1999
                                   (Unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                      $    119,300
  Accounts receivable, less
    allowance for doubtful accounts                                                   765,662
  Inventory                                                                         1,616,187
  Prepaid expenses                                                                     90,439
  Deferred income taxes                                                                50,000
                                                                                 --------------
TOTAL CURRENT ASSETS                                                                2,641,588

PROPERTY, PLANT AND EQUIPMENT, less
  accumulated depreciation and amortization                                         1,056,437

OTHER ASSETS                                                                          322,863
                                                                                 --------------
                                                                                 $  4,020,888
                                                                                 ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                               $    397,931
  Accrued expenses                                                                    233,399
  Borrowings under line-of credit                                                     174,234
  Current maturities of long-term debt                                                 69,359
                                                                                 --------------
TOTAL CURRENT LIABILITIES                                                             874,923

LONG-TERM BORROWINGS UNDER LINE-OF CREDIT                                             212,749


LONG-TERM DEBT, less current maturities                                               827,849

SHAREHOLDERS' EQUITY
  Common stock - $.01 par value; 9,000,000 shares
    authorized; 1,666,066 shares issued and 1,248,631 shares
    outstanding                                                                        16,660
  Capital in excess of par value                                                    2,764,821
  Retained earnings                                                                   352,409
  Treasury stock - 417,435 shares at cost                                          (1,028,523)
                                                                                 --------------
                                                                                    2,105,367
                                                                                 --------------
TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY                                        $  4,020,888
                                                                                 ==============

    The accompanying notes are an integral part of this financial statement.

                                 TELEBYTE, INC.
                      (FORMERLY TELEBYTE TECHNOLOGY, INC.)
                             STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                         Three Months                    Six Months
                                                        Ended June 30,                 Ended June 30,

                                                     1999           1998              1999            1998
                                               ------------- ---------------- ---------------  --------------

NET SALES                                       $  1,362,966  $    1,406,103     $  2,728,246     $ 2,626,919
COST OF SALES                                        620,941         673,450        1,299,408       1,235,756
                                               ------------- ---------------- ---------------  --------------
GROSS PROFIT                                         742,025         732,653        1,428,838       1,391,163
                                               ------------- ---------------- ---------------  --------------
OPERATING EXPENSES
  Selling, general and
  administrative                                     504,955         622,437          935,640       1,022,088

  Research and development                           149,768         132,580          278,887         228,432
                                               -------------  ---------------  --------------   --------------
                                                     654,723         755,017        1,214,527       1,250,520
                                               -------------  ---------------  --------------   --------------

Operating Income (Loss)                               87,302         (22,364)         214,311         140,643
                                               -------------  ---------------  --------------   --------------

OTHER INCOME (EXPENSE)
  Rental Income                                       12,049          12,049           24,098          24,098
  Interest Income                                        313           5,409            4,995          11,879
  Interest Expense                                   (30,525         (24,610)         (60,889         (53,116)
                                               -------------  ---------------  --------------   --------------
   Earnings before income taxes                       69,139         (29,516)         182,515         123,504

  Provision for income taxes                          25,000               0           70,000           2,000
                                               -------------  ---------------  --------------   --------------
NET EARNINGS (LOSS)                             $     44,139  $      (29,516)    $    112,515     $   121,504
                                               =============  ===============  ==============   ==============
Earnings (Loss) per common share:
  Basic                                         $       0.04  $        (0.02)    $       0.09     $      0.08
                                               =============  ===============  ==============   ==============
  Diluted                                       $       0.03  $        (0.02)    $       0.09     $      0.08
                                               =============  ===============  ==============   ==============

Shares used in computing earnings per common
share:
  Basic                                            1,248,631       1,504,438        1,275,911       1,498,333
                                               =============  ===============  ==============   ==============
  Diluted                                          1,276,061       1,504,438        1,303,342       1,549,983
                                               =============  ===============  ==============   ==============

     The accompanying notes are an integral part of this financial statement

                                 TELEBYTE, INC.
                      (FORMERLY TELEBYTE TECHNOLOGY, INC.)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Six Months
                                                                                        Ended June 30,

                                                                                1999                    1998
                                                                        ---------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net earnings                                                             $    112,515            $    121,504
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                              75,388                  52,565
      Decrease (increase) in assets:
        Accounts receivable                                                    (117,195)                106,790
        Inventories                                                            (194,213)               (263,381)
        Prepaid expenses and other                                               (7,436)                (64,381)
        Increase (decrease) in liabilities:
        Accounts payable                                                         45,922                 (18,121)
        Accrued expenses                                                         96,728                   1,512
                                                                        ---------------------   ---------------------
      Net cash provided by (used in) operating activities                        11,709                 (63,512)
                                                                        ---------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                                         (42,292)                (25,846)
    Purchase of non-compete agreement                                          (203,124)
                                                                        ---------------------   ---------------------
      Net cash used in investing activities                                    (245,416)                (25,846)
                                                                        ---------------------   ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under mortgage obligation                                  (30,126)                (24,686)
  Purchase of treasury stock                                                   (927,430)
  Net borrowings under line-of credit agreement                                 386,983
  Proceeds from exercise of stock options                                         3,950                   8,322
                                                                        ---------------------   ---------------------
      Net cash used in financing activities                                    (566,623)                (16,364)
                                                                        ---------------------   ---------------------

      Net decrease in cash and cash equivalents                                (800,330)               (105,722)

Cash and cash equivalents at beginning of period                                919,630                 730,284
                                                                        ---------------------   ---------------------

Cash and cash equivalents at end of period                                 $    119,300            $    624,562
                                                                        =====================   =====================

    The accompanying notes are an integral part of this financial statement.

                                 TELEBYTE, INC.
                      (FORMERLY TELEBYTE TECHNOLOGY, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      CONDENSED FINANCIAL STATEMENTS

The balance sheet as of June 30, 1999, the statement of earnings for the three and six months then ended and the statements of cash flows for the six month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the fiscal year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

Item 2. Management's Discussion and  Analysis  or  Plan of Operation.

When used herein, the words "believe," "anticipate," "think," "intend," "will be," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. Readers are also urged carefully to review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation." All references to a fiscal year are to the Company's fiscal year, which ends December 31.

RESULTS OF OPERATIONS

Sales during the second quarter ended June 30, 1999 decreased 3% to $1,362,966 compared to sales of $1,406,103 for the same period in 1998. Sales during the six months ended June 30, 1999 increased 4% to $2,728,246 compared to sales of $2,626,919 for the same period in 1998.

Cost of sales for the second quarter of $620,941 or 45.6% of sales decreased compared to the $673,450 or 47.9% of sales during the same period in 1998. The increased profit margin during the second quarter of 1999 is due primarily to a higher percent of higher profit margin products dominating sales in the second quarter of 1999 as compared with the second quarter of 1998.

Selling, general and administrative costs for the second quarter of $504,955 decreased as compared to $622,437 during the second quarter of 1998. The decrease of $117,482 during the second quarter was due primarily to a reduction in the distribution of the Company's catalog to approximately 75,000 catalogs during the second quarter of 1999 compared to approximately 200,000 during the same period in 1998. The Company continued its program to enhance the Company's Internet presence during the second quarter and expects to implement the planned enhancements during the third quarter of 1999. The decrease was also affected by a decrease in the Company's sales staff which was implemented at the end of January. This decrease reflects management's commitment toward moving the Company from selling on a telephone basis to an automated Internet basis.

Research and development expenses for the second quarter of $149,768 increased 13%, compared to $132,580 during the same quarter in 1998. The increase was due to the completion of the development of the Company's Digital Subscriber Line
(DSL) wireline and loop interference simulators and fiber optic signaling products.

Interest income decreased to $313 during the second quarter of 1999 compared to $5,409 for the same period in 1998. The decrease in interest income was due primarily to lower levels of cash on deposit at Merrill Lynch. During the second quarter of 1999 the Company had rental income of $12,049 which was in line with the comparable quarter of 1998.

The effective tax rate in second  quarter of 1999 was 36 percent,  compared with
1.6 percent in same quarter in 1998. The increase in the effective tax rate is primarily due to the Company's utilization of its net operating loss carryforward.

The net income of $44,139 or $.03 per share for the second quarter of 1999 increased compared to the net loss of $29,516 or $.02 per share in the same quarter in 1998. The increase in profitability is due primarily to the decreased selling, general and administrative expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 1999 was $11,709 compared to net cash used of $63,512 in the same period of 1998. This change is due primarily to an increase in accounts payable and accrued expenses.

Working capital decreased as of June 30, 1999 by $791,215 to $1,766,665 compared with $2,557,880 from December 31, 1998. The current ratio at June 30, 1999 decreased to 3:1 compared to 5.6:1 at December 31, 1998. These decreases reflect the use of working capital by the Company in the purchase of treasury stock and related non-compete agreement with the former Chairman and Chief Executive Officer.

The Company has an agreement with a financial institution, expiring June 30, 2000, which provides the Company with a line of credit facility of up to $500,000 ("Original Facility") based on eligible accounts receivable and purchased components and materials and finished goods inventories of the Company, as defined in the agreement. Further, the agreement contains certain financial covenants which require the Company to maintain a minimum level of tangible net worth and places limitations on the ratio of the Company's total debt to Company's tangible net worth, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus
 .75%. The balance against this line at June 30, 1999 was $174,234.

In January 1999, the Company secured an additional Reducing Revolving line of credit from this institution that provides for initial borrowings up to a maximum of $1,000,000. Availability under the Reducing Revolving line of credit will decrease approximately $11,900 per month and will expire January 2006. Borrowings under this loan agreement bear interest at the 30 Day Commercial Paper Rate plus 2.90%. Net borrowings under this line of credit totaled $212,749 at June 30, 1999.

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


         Information Technology (IT) Systems

Information technology systems ("IT Systems") account for much of the Year 2000 work and include all computer systems and technology used by the Company. All core systems have been assessed, plans are in place, and work is being undertaken to implement changes where required. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance. Management believes that all of the Company's IT systems and equipment have been identified, and that approximately 80% of the work necessary to make such systems and equipment Y2K- compliant has been finished.

The third phase of the plan, testing of the Company's IT systems, is expected to be completed by the end of the third quarter of 1999. Testing will consist largely of the purchase and use of Y2K compliance test software. All aspects of the Company's Y2K compliance plan have been and will be performed by the Company's staff, at a cost that is not believed by the Company's management to be material. Management estimates that Y2K costs incurred to date, plus Y2K costs yet to be incurred, will total approximately $15,000. Y2K costs are expensed as incurred.


         Non-IT Systems

An inventory and assessment of all non-IT systems (items containing embedded chips, such as electronic door locks, telephones, etc.) is being undertaken. The majority of these non-IT systems are not believed to be potential sources of significant disruption, although the contingency plans (described below) will address non-IT Y2K failure as well as IT systems failure.


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

               27.  Financial Data Schedule

         (b)   Reports on Form 8-K

               None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEBYTE, INC.



By:      \s\Kenneth S. Schneider
         -----------------------
         Kenneth S. Schneider
         Chairman of the Board
         (Principal Executive Officer)


By:      \s\Michael Breneisen
         --------------------
         Michael Breneisen, President
         (Principal Financial and Accounting Officer)


Date:    August 16, 1999