Form 10QSB
period 1999-09-30
TELEBYTE TECHNOLOGY INC
filed 1999-11-16
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1999
                                                 ------------------

[ ] TRANSITON REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from  ________________ to _____________

                         Commission File Number: 0-11883
                                                 -------


                                 TELEBYTE, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                           11-2510138
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
                 or organization)

                   270 Pulaski Road, Greenlawn, New York 11740
                    (Address of principal executive offices)

                                 (516) 423-3232
                           (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X               No

As of November 15, 1999 there were outstanding 1,248,631 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                           Yes                 No   X

                           TELEBYTE, INC. & SUBSIDIARY
                      (FORMERLY TELEBYTE TECHNOLOGY, INC.)

                                      INDEX

Part I    Financial Information

       Item 1. Consolidated Financial Statements

                    Consolidated Balance Sheet
                    September 30, 1999 (Unaudited)

                    Consolidated Statements of Earnings
                    Three and nine months ended
                    September 30, 1999 and 1999 (Unaudited)

                    Consolidated Statements of Cash Flows
                    Nine months ended
                    September 30, 1999 and 1998 (Unaudited)

                    Notes to Condensed Consolidated Financial
                    Statements (Unaudited)

       Item 2. Management's Discussion and

                    Analysis or Plan of Operation


Part II   Other Information

                          TELEBYTE, INC. & SUBSIDIARY
                      (FORMERLY TELEBYTE TECHNOLOGY, INC.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30,1999
                                  (Unaudited)


ASSETS
CURRENT ASSETS
          Cash and cash equivalent                               $    214,479
          Accounts receivable, less
            allowance for doubtful accounts                           672,079
          Inventory                                                 1,593,908
          Prepaid expenses                                             60,401
          Deferred income taxes                                        50,000
                                                                       ------
          TOTAL CURRENT ASSETS                                      2,590,867

PROPERTY, PLANT AND EQUIPMENT, less
  accumulated depreciation and amortization                         1,055,645

OTHER ASSETS                                                          304,497
                                                                      -------
                                                                    3,951,009
                                                                    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABLITIES
          Accounts payable                                       $   290,051
          Accrued expenses                                           180,774
          Accrued taxes payable                                      148,767
          Current maturities of long-term debt                        68,909
                                                                      ------
          TOTAL CURRENT LIABILITIES                                  688,501

LONG-TERM BORROWOINGS UNDER LINE-OF CREDIT                           217,178

LONG-TERM DEBT, less current maturities                              811,650

SHAREHOLDERS' EQUITY
          Common stock - $.01 par value; 9,000,000 shares
            authorized; 1,248,631 shares issued and outstanding       12,486
          Capital in excess of par value                           1,740,472
          Retained earnings                                          480,722
                                                                     -------
                                                                   2,233,680
                                                                   =========
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         3,951,009

    The accompanying notes are an integral part of these financial statements

                          TELEBYTE, INC. & SUBSIDIARY
                      (FORMERLY TELEBYTE TECHNOLOGY, INC.)
                       CONSOLIDATED STATEMENTS OF EARNINGS
                               SEPTEMBER 30,1999
                                  (Unaudited)

                                                           Three Months                       Nine Months
                                                        Ended September 30,               Ended September 30,
                                                        -------------------               -------------------
                                                        1999            1998             1999             1998
                                                        ----            ----             ----             ----

NET SALES                                         $   1,415,555    $  1,551,228     $   4,143,801    $  4,178,147

COST OF SALES                                           665,086         731,736         1,964,494       1,967,492
                                                        -------         -------         ---------       ---------
GROSS PROFIT                                            750,469         819,492         2,179,307       2,210,655
                                                        -------         -------         ---------       ---------


OPERATING EXPENSES
     Selling, general administrative                    406,062         519,301         1,341,702       1,541,389
     Research and development                           124,652         131,849           403,539         360,281
                                                        -------         -------           -------         -------
                                                        530,714         651,150         1,745,241       1,901,670
                                                        -------         -------         ---------       ---------

Operating Income                                        219,755         168,342           434,066         308,985
                                                        -------         -------           -------         -------

OTHER INCOME (EXPENSE)
     Rental Income                                       12,048          12,048            36,146          36,146
     Interest Income                                        873           5,663             5,868          17,542
     Interest Expense                                   (26,761)        (23,537)          (87,650)        (76,653)
                                                        -------         -------           -------         -------

       Earnings before income taxes                     205,915         162,516           388,430         286,020

Provision for income taxes                               77,602           2,500           147,602           4,500
                                                         ------           -----           -------           -----

NET EARNINGS                                      $     128,313    $    160,016     $     240,828    $    281,520
                                                  =============    ============     =============    ============


Earnings per common share:
     Basic                                        $        0.10    $       0.11     $        0.19    $       0.19
                                                  =============    ============     =============    ============
     Diluted                                      $        0.10    $       0.10     $        0.19    $       0.18
                                                  =============    ============     =============    ============


Shares used in computing earnings per
  common share:
     Basic                                        $   1,248,631    $  1,505,016     $   1,248,631    $  1,500,673
                                                  =============    ============     =============    ============
     Diluted                                      $   1,264,035    $  1,543,316     $   1,282,122    $  1,552,216
                                                  =============    ============     =============    ============

    The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                      (FORMERLY TELEBYTE TECHNOLOGY, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months
                                                                      Ended September 30,
                                                                      -------------------

                                                                     1999                1998
                                                                     ----                ----


CASH FLOWS FROM OPERATING ACTIVITIES

     Net earnings                                                $   240,828         $   281,520
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
          Depreciation and amortization                              113,082              78,848
          Decrease (increase) in assets:
            Accounts receivable                                      (23,612)            (10,082)
            Inventories                                             (171,934)           (142,774)
            Prepaid expenses and other                                28,274              15,845
            Increase (decrease) in liabilities:
            Accounts pyaable                                         (61,958)           (126,330)
            Accrued expenses and taxes                               192,869              (5,580)
                                                                     -------              ------

          Net cash provided by operating activities                  317,549              91,447
                                                                     -------              ------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                             (66,499)            (38,441)
     Cost of non-compete agreement                                  (203,124)
                                                                    --------             -------

          Net cash used in investing activities                     (269,623)            (38,441)
                                                                    --------             -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments under mortgage obligation                    (46,775)            (34,332)
     Purchase of treasury stock                                     (927,430)
     Net borrowings under line-of credit agreement                   217,178
     Proceeds from exercise of stock options                           3,950               8,322
                                                                       -----               -----

          Net cash used in financing activities                     (753,077)            (26,010)
                                                                    --------             -------

          Net (decrease) increase in cash and cash equivalents      (705,151)             26,996

Cash and cash equivalents at beginning of period                     919,630             730,284

Cash and cash equivalents at end of period                       $   214,479         $   757,280
                                                                 ===========         ===========

    The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                      (FORMERLY TELEBYTE TECHNOLOGY, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 1999, the consolidated statement of earnings for the three and nine months then ended and the consolidated statements of cash flows for the nine-month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the fiscal year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.




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

 Item 2.  Management's Discussion and Analysis or Plan of Operation.

When used herein, the words "believe," "anticipate," "think," "intend," "will be," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward looking statements, which speak only as of the date hereof. Readers are also urged carefully to review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation." All references to a fiscal year are to the Company's fiscal year, which ends December 31.

RESULTS OF OPERATIONS

Sales during the third quarter ended September 30, 1999 decreased 9% to $1,415,555 compared to sales of $1,551,228 for the same period in 1998. Sales during the nine months ended September 30, 1999 decreased 1% to $4,143,801 compared to sales of $4,178,147 for the same period in 1998. Management believes that the decrease in sales was primarily due to the decline in sales of the Company's existing Digital Subscriber Line Test Equipment products and the delayed development and introduction of the Company new Digital Subscriber Line Test Equipment products.

Cost of sales for the third quarter of $665,086 or 47% of sales decreased compared to the $731,736 or 47.1% of sales during the same period in 1998. Cost of sales for the nine months ended September 30, 1999 of $1,964,494 or 47.4% of sales increased compared to the $1,967,492 or 47% of sales during the same period in 1998. The profit margin percentage for the three and nine months ended September 30, 1999 was in line with the same periods in 1998.

Selling, general and administrative costs for the third quarter of $406,062 decreased as compared to $519,301 during the third quarter of 1998. Selling, general and administrative costs of $ 1,341,702 during the nine months ended September 30, 1999 decreased as compared to $1,541,389 for the same period in 1998. The decrease of $113,239 during the third quarter and the decrease of $199,687 for the nine months ended September 30, 1999 were due primarily to a reduction in the Company's sales staff and other cost cutting measures that began earlier this year. These decreases reflect management's commitment to moving the Company from selling on a telephone basis to a combination of telephone and automated, Internet based, Electronic Commerce. These decreases helped to enable the Company to invest the necessary financial resources in the development of an Electronic Commerce order fulfillment system. The Company believes this Electronic Commerce system will enhance its future growth. During the end of the third quarter of 1999 the Company began operations of a separate, wholly owned, subsidiary, DeliverNextDay.com, Inc., to focus on generating sales through Electronic Commerce. DeliverNextDay.com, Inc. will be selling products manufactured by the Company and it will be reselling products manufactured by other suppliers.

Research and development expenses for the third quarter of $124,652 decreased 5%, compared to $131,849 during the same quarter in 1998. During the third quarter, the Company continued development of several advanced data communications products. Products under development during the third quarter included an advanced fiber optic modem, the Company's first USB based product and several improvements to the Company's DSL test equipment product line.

Interest income decreased to $873 during the third quarter of 1999 compared to $5,663 for the same period in 1998. The decrease in interest income was due primarily to lower levels of cash on deposit at Merrill Lynch. During the third quarter of 1999 the Company had rental income of $12,048, which was in line with the comparable quarter of 1998.

The effective tax rate in third quarter of 1999 was 37.6 percent,  compared with
1.5 percent in the same quarter in 1998. The increase in the effective tax rate is primarily due to the Company's utilization of its net operating loss carry forward.

The net earnings of $128,313 or $.10 per share for the third quarter of 1999 decreased compared to the net earnings of $160,016 or $.10 per share in the same quarter in 1998. The decrease in profitability is due primarily to the increase in the Company's effective tax rate during 1999.




LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 1999 was $317,549 compared to net cash provided of $91,447 in the same period of 1998. This change is due primarily to an increase in accounts payable and accrued expenses.

Working capital decreased as of September 30, 1999 by $655,514 to $1,902,366 compared with $2,557,880 from December 31, 1998. The current ratio at September 30, 1999 decreased to 3.8:1 compared to 5.6:1 at December 31, 1998. These decreases reflect the use of working capital by the company in the purchase of treasury stock and related non-compete agreement with the former Chairman and Chief Executive Officer.

The Company has an agreement with a financial institution, expiring June 30, 2000, which provides the Company with a line of credit facility of up to $500,000 ("Original Facility") based on eligible accounts receivable and purchased components and materials and finished goods inventories of the Company, as defined in the agreement. Further, the agreement contains certain financial covenants which require the Company to maintain a minimum level of tangible net worth and places limitations on the ratio of the Company's total debt to the Company's tangible net worth, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75%. The Company has no amount outstanding under the line of credit as of September 30, 1999.

In January 1999, the Company secured an additional Reducing Revolving line of credit from this institution that provides for initial borrowings up to a maximum of $1,000,000. Availability under the Reducing Revolving line of credit will decrease approximately $11,900 per month and will expire January 2006. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90%. Net borrowings under this line of credit totaled $217,178 at September 30, 1999.

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


         Information Technology (IT) Systems

Information technology systems ("IT Systems") account for much of the Year 2000 work and include all computer systems and technology used by the Company. All core systems have been assessed, plans are in place, and work is being undertaken to implement changes where required. The appropriate vendors and suppliers have been contacted as to their Year 2000 compliance. Management believes that all of the Company's IT systems and equipment have been identified, and that approximately 80% of the work necessary to make such systems and equipment Y2K-compliant has been finished.

The third phase of the plan, testing of the Company's IT systems, is expected to be completed during the fourth quarter of 1999. Testing will consist largely of the purchase and use of Y2K compliance test software. All aspects of the Company's Y2K compliance plan have been and will be performed by the Company's staff, at a cost that is not believed by the Company's management to be material. Management estimates that Y2K costs incurred to date, plus Y2K costs yet to be incurred, will total approximately $15,000. Y2K costs are expensed as incurred.


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

In the event of Y2K- related IT system failure, the Company would be unable to ship orders because its power system would not be functioning. In such event, the Company plans to use its generators as a back-up power source.

In terms of non-IT and third-party Y2K non-compliance, the worst-case scenario for the Company would involve the loss of supply of component parts or other materials from one or more of its major suppliers. The Company has made plans to have a 100-day supply of finished goods available if such contingency arises.

There is still uncertainty about the broader scope of the Year 2000 issue as it may affect the Company and third parties that are critical to our operations. For example, lack of readiness by electrical and water utilities, financial institutions, governmental agencies or other providers of general infrastructure could pose significant impediments to our ability to carry on our normal operations. The Company intends to request assurances of Y2K readiness from its telephone and utilities suppliers. However, management has been informed that some suppliers have either declined to provide the requested assurances, or have limited the scope of assurances to which they are willing to commit. If suppliers of services that are critical to the Company's operations were to experience business disruptions as a result of their lack of Y2K readiness, their problems could have a material adverse affect on the financial position and results of operations of the Company. The impact of a failure of readiness by critical suppliers cannot be estimated with confidence, and the effectiveness of contingency plans to mitigate the effect of any such failure is largely untested. Management cannot provide any assurance that there will be no material adverse effects to the financial condition or results of operations of the Company as a result of Y2K issues.









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

Item 6.

         a.    Exhibits

                  27.1   Financial Data Schedule

          b.   Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEBYTE, INC.



By:      \s\ Kenneth S. Schneider
         ------------------------
         Kenneth S. Schneider
         Chairman of the Board
         (Principal Executive Officer)


By:      \s\ Michael Breneisen
         ---------------------
         Michael Breneisen, President
         (Principal Financial and Accounting Officer)


Date:    November 15, 1999