Form 10KSB
period 1999-12-31
TELEBYTE TECHNOLOGY INC
filed 2000-03-31
CIK 726451

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999 ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _______________

Commission File Number 0-11883
                       -------

                                 Telebyte, Inc.

                             (Exact name of issuer as specified in its charter)

            Delaware                                                  11-2510138
         ------------------                                           ----------
  (State or other jurisdiction of                               (I.R.S. Employer
   incorporation )                                           Identification No.)

                   270 Pulaski Road, Greenlawn, New York 11740

                                  (Address of principal executive offices)

Issuer's telephone number, including area code (631) 423-3232
                                               --------------

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

                               __X__ Yes _____ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge,in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The issuer's revenues for its most recent fiscal year were $5,670,600


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 15, 2000 was $10,145,127


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock outstanding at March 15, 2000 was 1,253,631 Transitional Small Business Disclosure Format (check one): Yes _____; No __X__
                                                                           -----

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                           FORWARD LOOKING STATEMENTS

Cautionary Statements Regarding Forward-Looking Statements. Statements in this Annual Report on Form 10-KSB under the captions "Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and elsewhere in this Form 10-KSB, as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "plans," "anticipates," or "intends," to be uncertain and forward-looking. All cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear.

                                     PART 1

Item 1.           Description of Business

Introduction


Telebyte, Inc. (herein either the "Company" or "Telebyte") is focused in two separate business segments. In the first segment (data communications business segment), the Company designs, manufactures, and markets electronic data communications products that operate over copper and fiber optic cables. The Company's operations in this segment are carried out in a single location and, except for sales to foreign distributors, the Company does not conduct any foreign operations. The second segment (e-commerce business segment) is concentrated in a wholly owned subsidiary, DeliverNextday.com, Inc. d/b/a Nextday.com ("Nextday.com"). This subsidiary's activity entails the reselling of business-to-business products manufactured principally by other companies. The reselling is accomplished through an electronic commerce (e-commerce) marketplace. This e-commerce marketplace has the Internet Universal Resource Locator (URL) of http://www.Nextday.com. Operations of this segment are carried out in several locations with each devoted to a separate activity of the segment. Nextday.com was launched as a separate business segment of the Company in October 1999. The Company was formed as a New York corporation in 1983, re-incorporated in Nevada in 1987, and re-incorporated in Delaware in 1999. DeliverNextday.com, Inc. was incorporated in New York in 1999.


The Company's data communications products business segment is concerned with equipment that is designed principally to provide connectivity solutions and maintain data communications networks. Telebyte's products effectively link computers to other computers and peripheral devices in a manner that enables them to operate as a complete system. The Company's products are used with Local Area Networks (LAN's), Internet access, data acquisition systems, process control systems, and various peripheral devices such as computerized time clocks, intelligent scales, and bar code reading equipment. The Company's six principal data communications product categories are interface converters, short haul modems, data communications test equipment, Local Area Network (LAN) products, surge/lightning protectors and multiplexers. The Company also sells a variety of data communications switching equipment and accessories.

In the large data communication marketplace, Telebyte focuses on the area of "premises data communication" and local area networks. Telebyte addresses the needs of customers that have computer systems with data communications applications where distances range from a few feet to a few miles. Accordingly, Telebyte's products are used in data communication networks in facilities such as industrial plants, factories, high rise office buildings, or campus like environments. The transmission media used in these environments are principally Unshielded Twisted Pair (UTP) copper cable and/or fiber optic cable.


The Company's products meet a variety of needs of a total data communications network architecture. These products are the "glue" that allow many different network elements to function together properly. The Company's prospective market is increasing as the ubiquitous personal computer (PC) embraces more applications. The Company endeavors to maintain the market position of its product line by developing both improved versions of current products and new products. Fiber optic and Digital Subscriber Line (DSL) test equipment products are important factors in the Company's business and future product development is expected to continue to emphasize these areas.

The Company's e-commerce business segment is involved with the reselling of business-to-business products through its cross industry e-marketplace available on the Internet at http://www.Nextday.com. In carrying out the activities of this segment the Company procures products from various suppliers on a consignment and/or purchase basis and stocks them as inventory items in a warehouse. Suppliers currently are principally in the computer peripheral and networking equipment industries. The Company procures these items at a discount from the price to which they are sold to the final customer. This e-commerce marketplace can provide multi-tier pricing. Thus, products can be priced for single unit sale to an end-user or with multiple unit quantity discounts or for indeterminate quantity to other resellers of the product suppliers' products. Products can be ordered through Nextday.com at any time. If the product is ordered by 12 Midnight Central Time it can be delivered in most places in the United States and Canada by the end of the next business day. Nextday.com can obtain customer payment both by credit card and through purchase order. The Company is carrying out various activities in order to increase the depth of products available through Nextday.com and to promote the Nextday.com e-commerce marketplace. Such activities include attendance at trade shows, use of a public relations firm, bulk and selective e-mail and the development of software to enhance the capability of this e-commerce marketplace.


Business Developments for  1998 and 1999


During 1998, the Company concentrated efforts on visiting customers both within and outside the United States in order to solidify existing long-standing relationships and uncover opportunities for new standard and customized products. In October 1998, Joel A. Kramer, in his capacity as International Sales Manager visited Eastern Europe, including Russia, in order to meet and recruit distributors for the Company's products. The Company's technology focus in this period was aimed at developing versions of its products with DIN rail mounting. Such mounting had become popular for equipment in factories in Europe. It allowed data communications devices to be mounted on tracks placed on surfaces rather than to be left free-standing or put in card cages. It was expected that this popularity would migrate to the United States and then elsewhere around the world.


During the second half of 1998 the Company began negotiations with Joel A. Kramer, then the Company's Chairman of the Board and Chief Executive Officer, for the purchase of his equity interest in the Company. Effective January 20, 1999, Joel A. Kramer, then the Chairman of the Board, President and Chief Executive Officer of Telebyte Technology, Inc. resigned such positions. However, it was intended that Mr. Kramer serve as a consultant to the Company through January 19, 2002 for an aggregate consideration of $165,000 plus reimbursement for certain expenses. In addition, the Company purchased all of the shares of common stock of the Company owned by Mr. Kramer and Mr. Kramer agreed to cancel options to purchase 10,000 shares of common stock of the Company for an aggregate consideration of $1,075,190 of which $867,510 was for such shares, $17,680 was for the cancellation of such options and $190,000 was in exchange for Mr. Kramer's restrictive covenant. In addition, Mr. Kramer agreed not to compete with the business of the Company until January 19, 2003 and released the Company from certain potential claims relative to his previous employment. The Company also transferred a life insurance policy to Mr. Kramer, previously maintained for Mr. Kramer's benefit and having a cash value of approximately $80,000. See "Certain Relationships and Related Transactions."

With the departure of Mr. Kramer, Company leadership transferred to a new team. This team is led by Dr. Kenneth S. Schneider, a founder, who became Chairman/ CEO and Mr. Michael Breneisen who became President/COO. During 1999 the Company went through a major internal reorganization which included staff changes. These changes resulted in greater efficiencies in operations. Product development activity in the Company's data communications product segment was directed at the continued enhancement of the Company's Digital Subscriber Line (DSL) simulators. This included the introduction of the Model 454, 455, 456 and 457. DSL is a popular approach to achieving high speed access to the Internet. The attention paid to this end of the Company's product line was based on its alignment for growth with the Internet. The Company also began the development of a number of Universal Serial Bus (USB) converters. In particular, this included a USB-to-fiber optic converter. USB is emerging as the new and more efficient data input/output interface standard for computers, computer peripherals and other data generating devices. The development of the USB converters is aligned with the Company's continued interest in its interface converter product line. The Company also continued to enhance and improve existing offerings in its data communications product line in order to keep them market competitive. Activity in the Company's e-commerce business segment in 1999 was directed at beginning operations and other preparatory activity. Significant work was performed in developing the e-commerce marketplace by integrating component systems. Significant testing of the total e-commerce marketplace was then performed prior to its release in the fourth quarter of 1999. Michael Breneisen, President/COO of Telebyte, Inc. was designated as CEO of the Nextday.com subsidiary where these e-commerce business segment activities are carried out.




Products

Telebyte's data communications product segment offers products in six different categories. These categories are interface converters, short haul modems, test equipment, Local Area Network (LAN) products, lighting/surge protection and multiplexers. The Company also sells a variety of data communications switching equipment and accessories.

         Interface Converters


These transform the characteristics of the electrical interface of one device to enable it to become compatible with the electrical interface of another. This conversion may also include modifying the protocol and/or the physical transmission medium, i.e., copper wire to fiber cable. By employing interface converters, a data communications network can be established or expanded using heterogeneous equipment types. Without the use of interface converters, such equipment would be unable to communicate. The sale of interface converters represented 52.2% of Telebyte's revenue in 1999 as compared to 43.5% in 1998. Because the industry continues to develop new interface standards, the Company anticipates that the market may require new varieties of interface converters. We anticipate an expansion of the market for existing products and the creation of opportunities for new products. Telebyte's line of interface converters is available in most of the configurations now required by the market and includes programmable devices. If the appropriate opportunity presents itself, the Company will attempt to manufacture custom interface converters to meet a particular customer's requirements.

         Short Haul Modems


These are often alternatively referred to as either line drivers or limited distance modems. These are signaling devices generally used to implement a data communications link in the premises environment. The premises environment is that of the office building, campus or industrial site. Data communication distances here vary from a few feet to a few miles. Short haul modems are used to connect computers and accessory equipment such as terminals, printers, badge readers, scales, bar code readers, and other computer controlled machines. Short haul modems are also used in establishing data communications between personal computers and mini computers or mainframe computers. In some cases, short haul modems can be used to signal on Telephone Company (Telco) provided lines used for special services such as Internet access. Short haul modems are often confused with `dial-up' modems used for wide area network and/or Internet communications.

The role of the short haul modem has been expanded from connecting terminals to a central processing unit to creating extensive computer to computer/peripheral networks. The Company's short haul modem devices are designed to provide data communications links ranging from relatively short distances to several miles. The Company manufactures and sells a variety of short haul modems designed for particular applications and the electromagnetic environment of the user. For example, Telebyte has three types of short haul modems, with transmission capabilities that are suited for (i) factories or heavy manufacturing operations, (ii) light manufacturing, and (iii) industrial office areas or general office locations. Due to technological changes and innovations, the Company is always considering the need to modify and improve its short haul modem products so that it can better meet customers' technical requirements and remain competitive in this market. Short haul modems represented 25.2% of Telebyte's net sales in 1999 as compared to 24.1% in 1998.


         Test Equipment


This category consists of two distinctly different product groups, namely Digital Subscriber Line (DSL) local loop simulators and protocol analyzers. Test equipment products represented 6.2% of the Company's net sales in 1999 as compared to 10% in 1998.


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

Digital Subscriber Line (DSL) services encompass such new communications offerings as ISDN (Integrated Services Digital Network), HDSL, ADSL (Asymmetric Digital Subscriber Line) and T1. These services are key elements in providing high-speed Internet connections. As evidenced by examining industry reports, these services have created new modem product opportunities that are being satisfied by many companies. These modem manufacturers either are at present customers for Telebyte's Digital Subscriber Line (DSL) Local Loop simulators or are potential customers. Present or potential customers for these simulators also include the semi-conductor manufacturers that provide special microprocessor chip sets to these modem manufacturers. These chip sets are key elements in these modems. Other customers for these Local Loop simulators are the common carriers that provide the ISDN, HDSL and ADSL services.


The protocol analyzers are used to analyze and test the integrity of data communications networks. Telebyte's protocol analyzer test equipment product line includes "plug-in" printed circuit boards and stand alone units for use with personal computers. These items are supplied with the software necessary to enable the personal computer user to monitor or emulate the data line with other devices in the data communications network. This test equipment product assists in maintenance because it can rapidly identify open leads, missing signals and other errors, and intermittent problems can be tracked and stored in memory for later analysis.

         LAN Products


There has been  significant  growth in the  deployment  of Local  Area  Networks
(LANs). LANs allow a plethora of computers and computational equipment to share applications programs. This leads to greater productivity. The Ethernet LAN is the principal means by which computational equipment shares applications programs. LANs are often connected by UTP copper cable. However, such cable restricts the distances separating the various communicating computational devices using the LAN to 100 meters. By employing multi-mode fiber optic cable rather than UTP this communicating distance can be extended to several kilometers. For several years, the Company has sold converters, called LAN extenders, that allow the extension of Ethernet LAN distances by using fiber optic cables. These products take Ethernet signals designed for use on UTP and convert them for use on fiber optic cables and vice versa. In 1998, the Company developed several new LAN extenders. All of these operate over single-mode fiber optic cable. All of these operate with both standard 10BaseT and 100BaseT Ethernet LANs. LAN products represented 7.3% of Telebyte's net sales in 1999 as compared with 10% in 1998.


         Manufacturing

The Company generally manufactures and maintains an inventory of products based upon historical levels of demand and sales forecasts. Most of its products are standard or catalog items. On occasion, the Company produces custom products manufactured to a customer's specifications or for a specific application.

The Company has not experienced a shortage of manufacturing materials or components, and it purchases raw materials and supplies from domestic and foreign sources. During 1999, the Company purchased approximately 18% of its products from one supplier. If required, raw material and supplies are readily available from various sources.


         Research and Development


The research and new product development budget for 2000 is $550,000 compared to approximately $518, 000 spent in 1999. The cost of research and development is not borne directly by the Company's customers.

         Government Regulation

Federal, state, and local environmental laws and regulations have no material impact on Telebyte or its business. The Company is subject to the governmental regulations that apply to businesses generally.

Sales and Marketing


In the years prior to 1999, the Company's data communications business segment marketed its data communications products through promotional activities on the Internet, catalog circulation, telephone sales, paid advertising, press releases, post card decks, direct mail campaigns, and participation in trade shows. During these years, the Company conducted its sales and marketing efforts through an in-house sales staff and a network of distributors.

However, in 1999, the Company carried out a detailed statistical analysis of its sales-to-lead tracking system. As a result the Company believes that the most effective way to increase its end user business is to follow a strategy that is based primarily on marketing through its Internet Web site. Accordingly, the Company plans to increase promotional and sales activities on the Internet. While the Company has embraced an Internet Web site based approach to sales the Company continued printing and circulating its catalog in 1999, but at a reduced level, compared to previous years.

During 1996, the Company established a Web site on the Internet that contains the Company's complete catalog. The Company continued to make improvements to its Web site in 1997 and 1998. In particular, during 1998, the Company expanded its Web site by placing an electronic version of application articles on it for all of the Company's products. This continued in 1999, with the placement of two data communications monographs, authored by Company staff, on the Web site. In 1999, the Company also continued placing product manuals on the Web site. This allowed customers to use the Web site for technical support. In 1998, the Company also followed a strategy of judicious placement of key words in search engines. These keywords were associated with the Company's products and technical activities, and helped direct customers to the Company's Web site. As a result of all of these activities the Web site produced an increasing number of inquiries about the Company's products. These inquiries in turn added a large number of qualified leads to the Company's database. The Company's Web address is www.telebyteusa.com. The Company plans regular improvement of the Company's Web site. It plans to carry out promotional activities to attract customers to its Web site.

During 1999, Company management concluded that its Internet Web site approach to sales did not require the large sales staff that the Company had been employing. Accordingly, there was a reorganization of sales and marketing with an attendant reduction in overall staff. Sales and marketing is now managed by a Director of Sales and Marketing, who has three sales support staff assistants and one marketing staff assistant. In contrast to previous years, the Director of Sales and Marketing manages both domestic and international sales and the position of International Sales Manager was eliminated. Joel A.Kramer previously held this position along with his other positions of Chairman of the Board, Chief Executive Officer and President. The Director of Sales and Marketing is paid a combination of base salary and commissions. In contrast to previous years, the Director of Sales and Marketing is the only member of the Sales and Marketing staff to receive commissions.

Domestic sales generated by all of these promotional activities are primarily to end-users rather than resellers. Such end-users include OEM's (Original Equipment Manufacturer), system integrators or installers and customers who may be employing the product for their own specific use. The Company also uses a few distributors as resellers for domestic sales. Internationally, the Company uses distributors. However, beginning in 1999, the Company decided to abandon its previous practice of giving such distributors countrywide exclusivity. Accordingly, it renegotiated its agreements with these distributors to eliminate this exclusivity.

The Company does not depend upon sales to any single customer or a limited group of customers. Sales to a single customer have not, during the last three fiscal years accounted for 10% of net sales. The Company's sales are not materially affected by seasonal factors.

The e-commerce business segment, NextDay.com, was launched in October 1999. Consequently, the sales activities of the e-commerce business segment in 1999 were very limited. By the very nature of e-commerce, such sales are carried out in a highly automated fashion, with no personnel directly involved. Marketing activities for the e-commerce business segment commenced in the fourth quarter of 1999. These activities included attendance at two trade shows and the recruitment of a public relations firm.

Competition


There are a significant number of companies engaged in manufacturing and selling data communications equipment in the same markets as the Company's data communications business segment. Since Telebyte's product line is diverse, it is difficult to define and enumerate this competition. Several competitors are larger and more established than Telebyte. Such competitors have greater technical, capital and other resources than does the Company. These competitors also have greater sales and marketing resources than does the Company.


The Company's principal competitors are RAD Data Communications, Ltd. (which is based in Israel with local offices in New Jersey), Black Box (with headquarters based in Pennsylvania), Patton Electronics (based in Maryland), B & B Electronics (based in Illinois), Dataforth (based in Arizona) and a number of smaller companies. Telebyte competes with these companies on the basis of availability, price, quality, breadth of product line, technical support innovation and its willingness to accommodate requests for modifications and customization.

Of these factors the Company relies principally upon the price/performance ratio of its many products. However, Telebyte also attracts market share by its ability to fill orders quickly and provide technical support to its customers. The Company does not have a significant market presence with its serial data communications test equipment and data communications accessories.

Historically, the Company has not relied upon patents, registered trademarks or licenses to give it a competitive advantage. The Company does not have any patents or copyrights. The Company has one trademark, `Telebyte.'


The Company is not currently aware of any e-commerce site providing products on a next day delivery basis using the same approach as the Company's e-commerce business segment, which is the primary basis on which it competes in the e-commerce segment.


Employees

As of December 31, 1999, the Company had 45 employees. Of these employees, six were executives; four are in sales and marketing, six in research and engineering, seven in administration and accounting, and the balance in manufacturing, shipping, and related activities. In addition, the Company uses subcontractors to support its current operations. None of the employees are represented by a labor union, and the Company considers its employee relations to be good.

Backlog

At December 31, 1999, the Company's backlog was $200,669, all of which the Company expects to fill in fiscal 2000. Comparable backlog at December 31, 1998 was $388,690.

Item 2.           Properties


Telebyte's executive office, plant, and manufacturing facility are located in a 20,000 square foot building on 3.2 acres, at 270 Pulaski Road, Greenlawn, New York 11740. The Company purchased the land and building in September 1985. The Company refinanced the existing mortgage in March 1998 and the property now secures a mortgage loan payable on a fully self-amortizing basis over 10 years. Under the Mortgage Modification Agreement, interest is payable at 9% through June 1, 2000. At that time and every three years thereafter, the interest rate will be adjusted to the three-year weekly average US Treasury Constant Maturity Rate plus 3%. The outstanding principal balance of the mortgage loan, as of December 31, 1999, was $864,203. Management believes that all of its properties, plant, and equipment are well maintained and adequate for its requirements. Management believes that the property is adequately covered by insurance.

Of the 20,000 square feet, the Company has leased 5,300 square feet to an unaffiliated tenant. Management believes that Telebyte's existing manufacturing facilities are sufficient to support its present needs and anticipated growth, and the Company does not foresee any significant capital expansion of its plant in Greenlawn.

Item 3.           Legal Proceedings


There is one pending legal proceeding to which the Company is a party. On July 7, 1999 the Company filed a complaint in the United States District Court for the Eastern District of New York against Kendaco, Inc. d/b/a Telebyte NW. This complaint is directed at Kendaco as Kendaco is using the Internet domain name Telebyte.com. The Company alleges that Kendaco has obtained the use of this domain name improperly. The Company alleges that Kendaco is using this domain name in such a way as subject the Company to unfair competition. The Company alleges that Kendaco's use of this domain name is inappropriate because it is an act of trademark infringement, and that as a result the Company is and has lost business due to deceptive advertising on Kendaco's part. The Company is seeking to recover ownership of the domain name in addition to unspecified damages for loss of business.


Item 4.           Submission of Matters to a Vote of Security Holders

Not applicable.


                                     PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters


The Company's common stock is traded in the over the counter bulletin board under the symbol "TBTI."


The following table sets forth the high and low bid prices for the common stock for each fiscal quarter during 1999 and 1998 as reported by NASDAQ Trading and Market Services. The bid and ask prices for the common stock on March 15, 2000 were $ 7.25 and $ 8.125 respectively.

                                  1999                          1998
-------------------- -------------- --------------- -------------- -------------
-------------------- -------------- --------------- -------------- -------------
                       High           Low              High          Low
-------------------- -------------- --------------- -------------- -------------
-------------------- -------------- --------------- -------------- -------------
First Quarter         $2 5/8         $1 1/32           $5            $2
-------------------- -------------- --------------- -------------- -------------
-------------------- -------------- --------------- -------------- -------------
2nd Quarter            2 1/4          1               4 3/4           3
-------------------- -------------- --------------- -------------- -------------
-------------------- -------------- --------------- -------------- -------------
3rd Quarter            1 11/16        7/8             4 1/2           1 1/4
-------------------- -------------- --------------- -------------- -------------
-------------------- -------------- --------------- -------------- -------------
4th Quarter            3 13/16         1 1/4          2 1/8           1 1/8
-------------------- -------------- --------------- -------------- -------------



The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

At March 15, 2000, there were approximately 239 holders of record of the Company's common stock. Most of the shares of the common stock are held in street name for a larger number of beneficial owners.

To date, Telebyte has not paid a cash dividend. The payment and amount of any future dividends will necessarily depend upon conditions then existing, including the Company's earnings, financial condition, working capital requirements, and other factors. The Company does not anticipate paying any dividends in the foreseeable future. The Company has no agreements which prohibit dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal 1999 Compared to Fiscal 1998

Sales for the year ended December 31, 1999 increased by $101,813 to $5,670,600 compared to $5,568,787 for 1998. The marginal increase in sales is due primarily to success of the Company's Internet marketing strategy.

The gross margin for 1999 was 53.6% as compared to 52.8% for 1998. This was primarily a function of product mix and better capacity utilization.

Selling, general, and administrative costs decreased by $329,153 to $1,747,820 in 1999, compared to $2,076,973 in 1998. The decrease was due primarily to a reduction in the Company's sales staff and other cost cutting measures. These decreases reflect management's commitment to moving the Company from selling via telephone to a combination of telephone and automated, Internet based, Electronic Commerce. Selling expenses during 1999 also included the distribution of approximately 100,000 product catalogs as compared to approximately 186,000 in 1998.

During the second half of 1999 the Company began operations of a separate, wholly owned, subsidiary, Nextday.com. Nextday.com is a business to business, cross industry e-marketplace focusing on express fulfillment. The new subsidiary sells products manufactured by the Company and products manufactured by other suppliers. Nextday.com is differentiated from other e-commerce web sites in that it is able to take orders up until midnight central time and have the orders delivered anywhere in the US and most of Canada the next business day. On weekends, customers who order before 10 am central time on Sunday can expect delivery on Monday morning. Sales for Nextday.com in 1999 were very limited. The Company believes this new subsidiary will enhance its future growth.

Research and development expenses increased in 1999 to $518,096, or 9.1% of sales, from $469,415, or 8.4% of sales in 1998. The increase illustrates the Company's continued commitment to new product development. Product development was directed at the continued enhancement of the Company's Digital Subscriber Line (DSL) simulators. This included the introduction of the Model 454, 455, 456 and 457. DSL is a popular approach to achieving high-speed access to the Internet. The attention paid to this end of the Company's product line was based on its alignment for growth with the Internet. The Company also began the development of a number of Universal Serial Bus (USB) converters.

Interest expense of $111,738 in 1999 increased to 2% of sales as compared to $97,352, or 1.7% in 1998. This increase was due to higher debt.

Interest income decreased by $19,070. The decrease in 1999 was due to lower average levels of cash on hand during 1999. In 1999, the Company had rental income of $48,195, equal to the 1998 rental income. For 2000, the Company expects rental income of approximately $48,000.

The Company generated net income of $423,305 or $0.34 per share, 7.5% of sales, compared to $333,500 or $0.22 per share, and 5.9% of sales, for 1998. The increase is primarily attributable to the improved efficiencies and staff reductions described above.

The effective tax rate in 1999 was 40.8%, compared with 9.7% in 1998. The increase in the effective tax rate is primarily due to the Company's utilization of most of its net operating loss carryforward in the 1998 period. The Company expects its effective tax rate for 2000 to be approximately 40%.

Liquidity and Capital Resources

In 1999, the Company invested $167,844 in property and equipment, which was financed through internally generated funds. The Company generated $586,536 of cash flow from operations in 1999, compared to $274,302 in 1998.

Working capital decreased as of December 31, 1999 by $290,923 to $2,266,957 compared with $2,557,880 at December 31, 1998. The current ratio decreased to
4.4 to 1 at December 31, 1999, compared to 5.6 to 1 at December 31, 1998.

The Company has an agreement with a financial institution, Merrill Lynch, expiring July 2000, which provides the Company with a line of credit of up to $500,000 ("Original Facility") based on eligible accounts receivable, purchased components, materials and finished goods inventories of the Company, as defined in the agreement between the Company and Merrill Lynch. Further, the agreement contains certain financial covenants which require the Company to maintain a minimum level of tangible net worth and places limitations on the ratio of the Company's total debt to Company's tangible net worth, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75% (9.25% at December 31, 1999). There was no outstanding balance against this line at December 31, 1999.

In January 1999, the Company secured an additional Reducing Revolving Line of Credit from Merrill Lynch, which provides for initial borrowings up to a maximum of $1,000,000. Availability under the Reducing Revolving Line of Credit will be reduced monthly by approximately $11,900 and will expire January 2006. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90%. (8.53% at December 31, 1999). The outstanding balance against this line at December 31, 1999 was $221,941.

The Company believes that cash generated by the Company's operations, current cash and cash equivalents, and the line of credit should supply the cash resources to meet its cash needs for at least the next twelve months.

Effect of Inflation

During the five-year period ending December 31, 1999, the Company was able to decrease its costs of sales of its products to compensate for the effect of inflation on the cost of components. This was accomplished by changes in manufacturing methodology, namely, increasing the amount of product manufactured on a sub-contractor basis.

Risk Factors

WE HAVE A LIMITED OPERATING HISTORY WITH RESPECT TO THE INTERNET, AND WE EXPECT TO ENCOUNTER RISKS FREQUENTLY FACED BY EARLY-STAGE COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS.

      We incorporated our company in 1983 and launched Telebyteusa.com in 1995. We formed Nextday.com, Inc. as a wholly owned subsidiary in 1999, and launched its Web site, Nextday.com, that same year. Accordingly, the Internet segment of our business has a limited operating history upon which you can evaluate that portion of our business. In order to be successful, we must attract more traffic to Telebyteusa.com and Nextday.com, and generate significant e-commerce revenues. However, as a relatively recent entrant in a new and rapidly evolving market like the Internet, we face numerous risks and uncertainties. Some of these risks and uncertainties relate to our ability to:

      - develop further Telebyteusa.com and Nextday.com awareness and brand loyalty;

      - attract a larger audience to, and increase frequency of use of, our Telebyteusa.com and Nextday.com Web sites;

      - increase customer acceptance of the online purchase of products through our sites;

      - generate increased e-commerce revenues through our Web site from consumers and other commercial vendors;

      - anticipate and adapt to the changing market for Internet services and e-commerce;

      - respond to actions taken by our competitors;

      - manage our growth effectively;

      - implement our advertising and marketing strategies;

      - develop and renew strategic relationships, particularly with suppliers;

      - attract, retain and motivate qualified personnel; and

      - continue to upgrade and enhance our technologies and services to accommodate expanded service offerings and increased consumer traffic.

      We may not be successful in accomplishing  any or all of these objectives, and we cannot be certain that we will be able to maintain our current level of revenues from our present operations.

      Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE EXPECT LOSSES FROM OPERATIONS, AND OUR FUTURE PROFITABILITY OF SUCH OPERATIONS REMAINS UNCERTAIN.

    Our ability to generate significant revenue from our Web sites is uncertain. We have incurred and will incur substantial costs to create, launch and enhance Telebyteusa.com and Nextday.com, to build brand awareness and to grow our business. We expect losses from operations and negative cash flows from our Internet business for the foreseeable future because we plan to incur significant expenses as we expand our advertising and marketing programs, continue to develop and extend the Telebyteusa.com and Nextday.com brands, expand our infrastructure and data collection capabilities, and seek to acquire complementary businesses and technologies. If our revenues do not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability of this segment. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

THE LOSS OF THE SERVICES OF OUR KEY PERSONNEL, OR OUR FAILURE TO ATTRACT, ASSIMILATE AND RETAIN OTHER HIGHLY QUALIFIED PERSONNEL IN THE FUTURE, COULD SERIOUSLY HARM OUR BUSINESS.

      Our future success depends, in part, on the continued services of our senior management. Our future success also depends on our ability to retain and motivate our key employees. The loss of the services of our Chief Executive Officer, Dr. Kenneth S. Schneider or any key employee would have a material adverse effect on our business, results of operations and financial condition. Except for Dr. Schneider and Michael Breneisen, our President, none of our officers or key employees is currently bound by an employment agreement for any specific term. Our relationships with these remaining officers and key employees can be terminated at any time.

      Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot be certain that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our inability to do so could have a material adverse effect on our business, results of operations and financial condition.

OUR OPERATING RESULTS ARE VOLATILE, WHICH COULD AFFECT OUR AND YOUR ABILITY TO PREDICT OUR OPERATING RESULTS IN ANY GIVEN PERIOD AND COULD ALSO AFFECT OUR MARKET PRICE.

      You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to fall. We expect our quarterly operating results to vary significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:

      -the demand for technology and technology-related products on the Interne in general or on Telebyeusa.com or Nextday.com in particular;

      - traffic levels on Telebyeusa.com and Nextday.com and on other Web sites that refer consumers to our Web site;

      - the announcement or introduction of new or enhanced sites, services and products by us or our competitors;

      - our ability to attract and retain qualified personnel in a timely and effective manner;

      - acceptance by consumers and companies of the Internet for technology and technology-related products and advertising;

      - our ability to maintain and implement strategic alliances and relationships with manufacturers, suppliers, high-traffic Web sites and portals and other third parties;

      - changes in product sales resulting from competition or other factors;

      - technical difficulties or system downtime affecting the Internet or the operation of Telebyteusa.com and Nextday.com;

      - the amount and timing of our costs related to advertising and marketing efforts, sales and other initiatives and the timing of revenues generated from such activities;

      - fees we may pay for distribution or content or other costs we may incur as we expand our operations;

      - changes in state and federal government regulations and their interpretations, especially with respect to the Internet;

      - costs related to possible acquisitions of businesses, technologies and services; and

      - general economic conditions and those conditions that specifically affect the Internet and Internet services.

      Traffic levels on Web sites may fluctuate on a seasonal basis, which could result in a decrease in user traffic on Telebyteusa.com and Nextday.com during certain periods. Seasonal or other patterns may develop in our industry which can effect the quarterly revenue of our firm within a year. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE EXPECT TO INCUR SIGNIFICANT COSTS IN DEVELOPING OUR BRAND.

      To be successful, we must continue to build the brand identity of Telebyteusa.com and Nextday.com. To build brand awareness, which may be particularly critical for Internet companies, we must succeed in our marketing efforts, provide high-quality services and increase traffic to Telebyteusa.com and Nextday.com. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness, our business, financial condition and results of operations would be materially adversely affected. We may find it necessary to further increase our financial commitment to creating and maintaining a strong brand name among consumers. If we incur excessive expenses in our attempt to promote and maintain Telebyteusa.com and Nextday.com, our business, results of operations and financial condition could be materially adversely affected.

IF INTERNET USAGE DECREASES AS A RESULT OF DECLINES IN USER CONFIDENCE IN THE INTEGRITY OF THE INTERNET, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

      Our future success is substantially dependent on the continued growth in the use of the Internet. The Internet is relatively new and is rapidly evolving. Our business would be adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, such as:

     - the Internet infrastructure may not be able to support the demands placed on it, or its performance and reliability may decline as usage grows;

      - security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, commonly referred to as hackers, to penetrate online security systems; and

      - privacy concerns, such as those related to the placement by Web sites of certain information to gather user information, known as "cookies," on a user's hard drive without the user's knowledge or consent.

WE MAY NOT BE ABLE TO ADAPT TO RAPIDLY CHANGING TECHNOLOGIES, OR WE MAY INCUR SIGNIFICANT COSTS IN DOING SO.

      Our market is characterized by rapidly changing technologies, evolving industry standards, frequent new service introductions and changing customer demands. To be successful, we must adapt to our rapidly evolving market by continually enhancing our Web site and introducing new services to address our customers' changing demands. We may use new technologies ineffectively or we may fail to adapt our Web site, transaction-processing systems and network infrastructure to customer requirements, competitive pressures or emerging industry standards. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to these or other changes affecting providers of Internet services. Our business, results of operations and financial condition could be materially adversely affected if we incurred significant costs to adapt, or cannot adapt, to these changes. Due to the rapidly changing nature of the Internet business, we may be subject to risks, now and in the future, of which we are not currently aware.

WE MAY BE UNABLE TO CONTINUE TO DEVELOP COMPETITIVE PRODUCTS.

      The technology upon which our products are based is subject to continuous development of materials and processes. Our business is in large part contingent upon the continuous refinement of our technological and engineering expertise and the development of new or enhanced products and technologies to meet the rapidly developing demands of an evolving market and increased competition. There can be no assurance that we will continue to be successful in our efforts to develop new or refine existing products, that such new products will meet with anticipated levels of market acceptance or that we will otherwise be able to timely identify and respond to technological improvements made by our competitors. Significant technological breakthroughs by others could also have a material adverse effect on our business.

THE INABILITY TO RESPOND TO PRICING PRESSURES WITHIN THE INDUSTRY MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

      Competition in the data communications and business-to-business reselling industries is intense and, in general, is based primarily on price. We compete with a number of electronic data communications manufacturers who have broader product lines and greater financial, marketing and technical resources than us. There can be no assurance that we will be able to improve the productivity and efficiency of our manufacturing processes in order to respond to pricing pressures, and the failure to do so could have a material adverse effect on our business. Our subsidiary competes with a number of providers of similar services who offer a broader array of services and greater financial, marketing and technical resources. There can be no assurance that we will be able to improve the productivity and efficiency of our servicing processes in order to respond to pricing pressures, and the failure to do so could have a material adverse effect on our business.

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL STOCKHOLDERS.

      The price of our Common Stock has fluctuated  substantially recently.
The trading price of our Common Stock may continue to be volatile in response to factors such as:

      - actual or anticipated variations in our quarterly operating results;

      - announcements of new product or service offerings;

      - technological innovations;

      - competitive developments;

      - changes in financial estimates by securities analysts;

     - conditions and trends in the Internet and electronic commerce industries;

      - changes in the economic performance and/or market valuations of other electronic data communications companies; and

      - general market conditions and other general factors.

      Further, the stock markets have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies, and have often been unrelated or disproportionate to the operating performance of such companies. Additionally, the market price of our common stock could be adversely affected by losses or other negative news regarding one or more other companies, despite the fact that such information is not related specifically to us and may even be contradictory to information that is specifically applicable to us. These broad market factors may adversely affect the market price of our common stock. In addition, general economic, political and market conditions such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS.

      We have never paid any cash or other dividends on our common stock. Payment of dividends on our common stock is within the discretion of the Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other factors deemed relevant by the Board. For the foreseeable future, the Board intends to retain future earnings, if any, to finance our business operations and does not anticipate paying any cash dividends with respect to the common stock.

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

      We may need to raise additional funds in the future in order to fund more aggressive brand promotion or more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services. We cannot assure you that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership interest and such securities may have rights senior to those of the holders of our common stock. If additional funds are raised by our issuing debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive or business pressures, which could have a material adverse effect on our business, results of operations and financial condition.

WE DEPEND ON RELATIONSHIPS WITH THIRD PARTIES, AND THE LOSS, OR CHANGE IN TERMS, OF ANY RELATIONSHIP COULD ADVERSELY AFFECT US.

      Our business could be adversely affected if we do not maintain our existing commercial relationships on terms as favorable as currently in effect, if we do not establish additional commercial relationships on commercially reasonable terms or if our commercial relationships do not result in the expected increased use of our Web site. We have entered into commercial relationships with various third parties, some of which require us to feature them prominently in certain sections of our Web site. Existing and future arrangements may prevent us from entering into other content agreements, advertising or sponsorship arrangements or other commercial relationships. Many companies that we may pursue for a commercial relationship may also offer competing services. As a result, these competitors may be reluctant to enter into commercial relationships with us.

      We also depend on establishing and maintaining a number of commercial relationships with various Web sites and networks to increase traffic on Telebyteusa.com and Nextday.com. There may be intense competition for placements on these sites and networks, and in the future we may not be able to enter into distribution relationships for such placement on commercially reasonable terms or at all. Even if we enter into distribution relationships with these Web sites and networks, they may not attract significant numbers of consumers. Therefore, our Web site may receive less than the number of additional consumers we expect from these relationships. Moreover, we may have to pay significant fees to establish or renew these or comparable relationships.

WE MAY NOT BE ABLE TO CONTINUE TO DEVELOP OUR CONTENT AND SERVICE OFFERINGS TO REMAIN COMPETITIVE.

      If we fail to develop and introduce new features, functions or services effectively, it could have a material adverse effect on our business, results of operations and financial condition. To remain competitive, we must continue to enhance and improve our content offerings, the ease of use, responsiveness, functionality and features of the Telebyteusa.com and Nextday.com sites and develop new services in addition to continuing to improve the consumer purchasing experience on our site. These efforts may require the development or licensing of increasingly complex technologies. We may not be successful in developing or introducing new features, functions and services, and these features, functions and services may not achieve market acceptance or enhance our brand loyalty.

WE MAY NOT BE ABLE TO INCREASE OR RETAIN OUR INTERNAL DIRECT SALES FORCE TO SUPPORT OUR ANTICIPATED GROWTH.

      We rely on our sales personnel to sell our products and services. To support our growth, we need to substantially maintain, and may need to increase, our internal sales force over time. Our ability to do this involves a number of risks, including:

      - the competition we face in hiring sales personnel;

      - our ability to integrate, motivate and retain our sales personnel; and

      - the length of time it takes new sales personnel to become productive.

      Our business, results of operations and financial condition will be adversely affected if we do not develop, retain and grow an effective internal sales force.

THE NUMBER OF INTERNET COMPETITORS CONTINUES TO INCREASE, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.

      Increased competition could result in less traffic to our Web site, and reduced margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. We compete with other Web sites for Internet advertisers' and e-commerce marketers' dollars. The number of these Web sites has increased significantly, and we expect such competition to continue to increase. Competition may also increase as a result of ongoing industry consolidation.

      We believe that our ability to compete depends on many factors, many of which are beyond our control. We believe that the principal competitive factors in attracting consumers to our Web site are:

      - brand awareness and loyalty;

      - strategic relationships with high-traffic Web sites and networks;

      - a positive shopping and purchasing experience for the consumer in our clients sites;

      - breadth and depth of selection of product;

      - price;

       - ease of use;

         - quality of content, other service offerings, and speed of our site:

         - quality of content, fulfillment and customer service by our clients; and

         - Web site functionality, responsiveness, reliability, and speed.

         Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of customer services. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, manufacturers, retailers, distribution partners, and advertisers and e-commerce partners. Our competitors may develop services that are equal or superior to those of Telebyteusa.com and Nextday.com or that achieve greater market acceptance than Telebyteusa.com and Nextday.com. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of advertisers and e-commerce marketers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully or competitive pressures may have a material adverse effect on our business, results of operations and financial condition.

IF THE INTERNET DOES NOT GROW AS A MEDIUM FOR COMMERCE, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

         Our future success and revenue growth will depend upon the adoption of the Internet by consumers and manufacturers as a mainstream medium for commerce. While we believe that our services offer significant advantages to consumers and manufacturers and retailers, we cannot be certain that widespread acceptance of Internet commerce in general, or of our services in particular, will occur. Our success assumes that consumers who have historically relied upon traditional means of commerce to purchase technology or technology-related products will accept new methods of conducting business and exchanging information. Moreover, critical issues concerning remote purchases on the Internet, including clarity of picture, and the commercial use of the Internet, including ease of access, security, reliability, cost, and quality of service, remain unresolved and may impact the growth of Internet use. If the market for Internet-based technology sales fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our services do not achieve market acceptance, our business, results of operations and financial condition could be materially adversely affected.

         The market for Internet-based purchasing services has only recently begun to develop and is rapidly evolving. While many Internet commerce companies have grown in terms of revenue, few are profitable. We cannot assure that we will be profitable, and we anticipate losses for the foreseeable future. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there are few proven services and products. Moreover, as the market for selling technology products online is relatively new and evolving, it is difficult to predict the future growth rate, if any, and size of this market.

IF OUR SYSTEM'S OR THE INTERNET'S INFRASTRUCTURE DO NOT GROW OR IMPROVE TO MEET INCREASED CONSUMER DEMANDS, THE GROWTH OF OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

         Our ability to retain and attract consumers and advertisers, and to achieve market acceptance of our services and our brand, depends significantly upon the performance of our systems and network infrastructure. Our revenues depend on the number of visitors to our Web site and the traffic and activity created by those visitors. Any system or network failure that causes interruption or slower response time of our services could result in less traffic to our Web site and, if sustained or repeated, could reduce the attractiveness of our services to consumers, manufacturers, retailers and advertisers. We have experienced periodic system interruptions, which we believe may continue to occur from time to time. An increase in the volume of our Web site traffic could strain the capacity of our technical infrastructure, which could lead to slower response times or system failures. This would cause the number of, advertising impressions, click throughs to our clients and our information offerings to decline, any of which could hurt our revenue growth and our brand loyalty. In addition, if traffic increases, we cannot assure you that our technical infrastructure, such as a reliable network backbone with the necessary speed and data capacity and the development of complementary products such as high-speed modems, will be able to increase accordingly, and we face risks related to our ability to scale up to expected consumer levels while maintaining performance. Further, security and authentication concerns regarding the transmission of confidential information over the Internet, such as credit card numbers, may continue. Any failure of our server and networking systems to handle current or higher volumes of traffic could have a material adverse effect on our business, results of operations and financial condition.

         The recent growth in Internet traffic has caused frequent periods of decreased performance, requiring Internet service providers and users of the Internet to upgrade their infrastructures. If Internet usage continues to increase rapidly, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. If these outages or delays on the Internet occur frequently, overall Internet usage or usage of our Web site could increase more slowly or decline. Our ability to increase the speed with which we provide services to consumers and to increase the scope of such services is limited by and dependent upon the speed and reliability of the Internet. Consequently, the emergence and growth of the market for our services is dependent on future improvements to the entire Internet.

         In addition, our operations depend upon our ability to maintain and protect our computer systems. Our third party provider maintains, within their own control and to their own specifications, the only backup disaster recovery program. The system therefore is vulnerable to damage from a disastrous event, such as fire, flood, earthquake, power loss, telecommunications failures, hackers and similar occurrences which cannot be controlled or corrected by the third party as well as being vulnerable to any failure by the third party to adequately maintain or protect our equipment or their own facilities. The occurrence of a disastrous event could have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE SUBJECT TO LIABILITY FOR THE INTERNET CONTENT THAT WE PUBLISH.

         We could be exposed to liability for third-party information that may be accessible through our Web site. Such claims might assert, among other things, that, by directly or indirectly providing links to Web sites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that, if any third-party content information provided on our Web site contains errors, consumers might make claims against us for losses incurred in reliance on such information.

         At times, we also enter into agreements with other companies under which any revenue that results from the purchase of services through direct links to or from our Web site is shared. Such arrangements may expose us to additional legal risks and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. We cannot assure you that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

         Even to the extent any of the claims referred to above do not result in liability to us, we could incur significant costs in investigating and defending against such claims. The imposition on us of potential liability for information carried on or disseminated through our system could require us to implement measures to reduce our exposure to such liability, which might require the expenditure of substantial resources or limit the attractiveness of our services to consumers and others.

         We may not be able to obtain and maintain adequate insurance. Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

IF OUR ONLINE SECURITY MEASURES FAIL, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

         Our network is vulnerable to computer viruses, physical or electronic break-ins and similar disruption. We expect that these problems will occur from time to time. The inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss. Such security breaches and inadvertent transmissions could have a material adverse effect on our business, results of operations and financial condition.

         In our prior offerings of certain online payment services, we relied on technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as consumer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms that we use to protect our consumers, transaction data or our software vendors and products. Any well-publicized compromise of security could deter use of the Internet in general or use of the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials. Someone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or alleviate problems caused by such breaches. Such expenditures could have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE UNSUCCESSFUL IN ENTERING NEW BUSINESS AREAS.

         We may choose to expand our operations by developing new Web sites, promoting new or complementary products or formats, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses, products or technologies, although we have no present plans or commitments with respect to any material acquisition or investment. If we acquire a company, we could face difficulties in assimilating that company's personnel and operations. In addition, key personnel of the acquired company might decide not to work for us. Furthermore, any new business or Web site launched by us not favorably received by consumers could damage the reputation of the Telebyteusa.com and Nextday.com brand. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on our business, results of operations and financial condition.

IF GOVERNMENT REGULATION INCREASES, WE MAY NEED TO CHANGE THE MANNER IN WHICH WE CONDUCT OUR BUSINESS.

         The adoption of new legislation or regulation which impacts Internet businesses, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business. We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. In addition, as our Web site is available over the Internet in many states and foreign countries, and as we sell to numerous consumers residing in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. We are qualified to do business in only two states, and our failure to qualify as a foreign corporation in a jurisdiction where such qualification is required could subject us to taxes and penalties for the failure to qualify.

IF THE PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS IS INADEQUATE, OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED.

         Although our ability to compete depends, to some extent, upon copyright law and confidentiality agreements, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable Web site maintenance are more essential in establishing and strengthening our brand. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. Other than our registration of certain domain names, we do not have any other protection for the "Telebyteusa.com and Nextday.com" names. We do not believe that we or anyone else can obtain protection for such names in the United States. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In addition, litigation may be necessary in the future to enforce or protect our intellectual property rights or to defend against claims or infringement. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants. We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Misappropriation of our intellectual property or the costs associated with litigation related thereto could have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE UNABLE TO ACQUIRE OR MAINTAIN THE NECESSARY WEB DOMAIN NAMES.

         We currently hold various Web domain names relating to our brand, including the "Telebyteusa.com and Nextday.com" domain names. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the current exclusive registrar for the ". com," ".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Such changes in the United States are expected to include a transition from the current system to a system which is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our proprietary rights.

EXISTING STOCKHOLDERS WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER US.

         Approximately 22% of the outstanding common stock is beneficially owned by Dr. Kenneth S. Schneider, our Chief Executive Officer. Accordingly, Dr.Schneider will have substantial influence over the outcome of any matter submitted to a vote of stockholders, including the election of directors and the approval of significant corporate transactions (such as acquisitions of us or our assets). Such influence could delay or prevent a change of control of our Company. Please see "Principal Stockholders" and "Description of Securities."

WE MAY BE UNABLE TO RESPOND TO EVENTS OUTSIDE OUR CONTROL

         Our business may also be adversely affected by matters and events affecting businesses generally, including, without limitation, political and economic events, labor unrest, acts of God, war and other events outside of our control.

Item 7.           Financial Statements

The audited financial statements of the Company as of December 31, 1999 and 1998 and for the years then ended are included in this Annual Report on Form 10-KSB following Item 13 thereof.

Item 8. Changes in and Disagreements with Accountants in Accounting and Financial Disclosures

None

                                    Part III


Item 9.  Directors,   Executive  Officers,   Promoters,   and  Control  Persons;
         Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information concerning Company's officers and directors as of December 31, 1999. Telebyte's directors are elected to serve until the next annual meeting of shareholders or until their successors are elected and qualified. The executive officers are appointed annually by, and serve at the pleasure of, the Board of Directors.


Name, age, and positions          Business experience during past               Director
held with the Company             five years and principal occupation           since
---------------------             -----------------------------------           -----
Kenneth S. Schneider, Ph.D.,      Dr. Schneider served as Vice President        1983
age 54, Chairman, CEO,            and Treasurer from August 1983 to
Secretary, and                    January 1999.  He was elected
Director (1)                      Secretary in June 1991.  He became
                                  Chairman of the Board and CEO in
                                  January 1999.

Jamil Sopher, age 56              Mr. Sopher is with the World Bank             1996
Director (2)                      Bank where he has been employed
                                  since 1980.

Michael Breneisen, age 35,        Mr. Breneisen served as Controller,           1999
President, COO, CFO, and          from July 1992 and Vice President
Director                          and CFO from January 1997.  He
                                  became President, COO and CFO
                                  in January 1999. He became CEO
                                  of Nextday.com, Inc. in June 1999.


----------
(1) Dr. Schneider received BS, M.Eng. (Elect.) and Ph.D. degrees' all from Cornell University.

(2) Mr. Sopher received BS and M.Eng. (Elect.) degrees from Cornell University and the MBA degree from Harvard University.

Section 16 Compliance

Based upon a review of copies of the forms required to be filed under Section 16(a) of the Securities Exchange Act of 1934 or written representations from officers and directors, the Company believes all officers and directors, and greater than ten percent owners of the Company's common stock have complied with
Section 16(a.)

Item 10. Executive Compensation

The following table provides summary information concerning the cash and certain other compensation paid or accrued by the Company during the last three fiscal years to the executive officers of the Company whose cash compensation exceeded $100,000. The table includes Company contributions on the officer's behalf to the Company's 401(k) Plan.


                                                     Summary Compensation Table

                                     Annual Compensation                             Long-Term  Compensation
                                    -------------------                              -----------------------
                                                                                      Awards          Payouts
                                                                                      ------          -------
         (a)             (b)       (c)       (d)          (e)            (f)            (g)              (h)           (i)
       Name and                                      Other Annual    Restricted        Stock          Long-Term        All Other
 Principal Position     Year     Salary     Bonus    Compensation   Stock Awards   Options/SARs   Incentive Payout    Compensation
 ------------------     ----     ------     -----    ------------   ------------   ------------   ----------------    ------------
                                   ($)       ($)          ($)           (No.)          (No.)             ($)              ($)
   Joel A. Kramer       1999     $10,574     0.00      $1,726(2)          0              0                0             $95,243(4)
      (Former)           (1)
      President,        1998    $124,306   $25,000    $20,130(2)          0              0            $5,747(3)          $8,040
         CEO            1997    $111,631    $2,000    $16,629(2)          0              0           $12,662(3)          $4,116
          &
      Director


Kenneth S. Schneider    1999    $125,685      0          0                0              0             $4080(3)          $5,112
                         (1)
   Chairman, CEO,       1998    $112,534   $22,000    $10,170(2)          0              0            $4,080(3)          $7,104
Secretary & Director    1997    $100,686    $2,000     $8,804(2)          0              0            $4,080(3)          $2,814

----------------
(1) Mr. Kramer left the employ of the Company in January 1999 at which time Dr. Schneider was elected the Chief Executive Officer by the Board of Directors and at which time he dropped the title of Vice President.

(2) Commissions-Mr. Kramer received a 2.5% commission of net sales to customers not located within the United States

(3)  Deferred Compensation - see Long-Term Incentive Plans Table below.

(4)  Consulting services and fringes.


             Long-Term Incentive Plans - Awards in Last Fiscal Year


                                                                 Estimated Future Payouts under Non-Stock Price-Based Plans
                                           Performance or Other  ----------------------------------------------------------
                        Number of Shares,      Period Until          Threshold           Target            Maximum
                         Units or Other         Maturation
         Name              Rights (#)            Or Payout            ($ or #)          ($ or #)          ($ or #)
----------------------- ------------------ ---------------------- ----------------- ----------------- ---------------------
 Kenneth S. Schneider                         April 16, 2010         $26,667(1)        $26,667(1)        $26,667(1)
    Chairman, CEO
 Secretary & Director


(1) In 1990, the Company entered into a deferred compensation agreement with Kenneth S. Schneider, pursuant to which he will receive a defined amount, approximately 30% of his 1990 base salary, each year for a period of 10 years after reaching age 65. The deferred compensation plan is funded through life insurance and is being provided for currently. The expense charged to operations in 1999 for such future obligations was $4,080.

                   Aggregate Option Grants in Last Fiscal Year

                                                   % of Total Options         Exercise or
                            Number of Options     Granted to Employees        Base Price             Expiration
          Name                   Granted          in Fiscal Year 1999          ($/Share)                Date
          ----                   -------          -------------------          ---------                ----
     Joel A. Kramer                 0                      0                       --                    --
  Kenneth S. Schneider           200,000                 43.5%                   $1.03                 6/29/09


The following table sets forth information concerning each exercise of stock options during fiscal 1999 by each of the named executive officers and fiscal year-end value of unexercised options:

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                                               Number of        Value of Unexercised
                            Number of Shares             Value         Unexercised Options at   In-the-Money Options
          Name            Acquired on Exercise        Realized ($)         December 31, 1999    at December 31, 1999
          ----            --------------------        ------------         -----------------    --------------------
     Joel A. Kramer               0                       0                      0                       $0
  Kenneth S. Schneider            0                       0                   200,000 (2)             $394,000

----------
(1) Calculation based upon the closing price of the Company's Common Stock ($3.00 per share) as reported by Nasdaq Trading & Market Services on December 31, 1999.

(2) 100,000 option shares vest June 30, 2004, and the remaining 100,000 option shares vest January 1, 2005; subject, however, to accelerated events if certain targets are met.

Compensation Plans and Other Compensation

The Company's Board of Directors with the approval of the stockholders has adopted a Stock Option Plan (the "1999 Plan") and has reserved for issuance thereunder 500,000 shares of the Company's common stock. As of December 31, 1999, options to purchase an aggregate of 418,000 shares have been granted and there were 82,000 shares available for grants under the 1999 Plan. Pursuant to the 1999 Plan, the Company may grant options under the 1999 Plan which are intended either to qualify as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") ("Incentive Stock Options"), or not so qualify ("Nonstatutory Stock Options").

The 1999 Plan provides for its administration by the Board of Directors or by a committee (the "Stock Option Committee") consisting of at least one director chosen by the Board of Directors. The Board of Directors or the Stock Option Committee has authority (subject to certain restrictions) to select from the group of eligible employees, non-employee directors, consultants and advisors the individuals or entities to whom options will be granted, and to determine the times at which and the exercise price for which options will be granted.

The option price of the shares subject to an Incentive Stock option may not be less than the fair market value (as such term is defined in the 1999 Plan) of the common stock on the date upon which such option is granted. In addition, in the case of a recipient of an Incentive Stock Option who, at the time the option is granted, owns more than 10% of the total combined voting power of all classes of stock of the Company or of a parent or subsidiary corporation of the Company (a "10% Stockholder"), the option price of the shares subject to such option must be at least 110% of the fair market value of the common stock on the date upon which such option is granted.

The option price of shares subject to a Nonstatutory Stock Option will be determined by the Board of Directors or the Stock Option Committee at the time of grant and need not be equal to or greater than the fair market value for the Company's common stock.

In 1994 the Company adopted the 1993 Stock Option Plan (the "1993 Plan") under which options to purchase 100,000 shares of the common stock were reserved. All directors, officers or other key employees of the Company are eligible to participate in the 1993 Plan. The Board of Directors of the Company administers the 1993 Plan. The 1993 Plan is similar to the 1999 Plan. As of December 31, 1999, there were 34,750 shares available for grants under the 1993 Plan. Pursuant to the 1993 Plan, the Company is permitted to issue incentive stock options.

In 1987, the Company adopted a plan which provided for the granting, to officers and key employees of the Company of incentive stock options, as defined in the Internal Revenue Code, for the purchase of a maximum of 250,000 shares of the Company's common stock. Options to purchase 10,800 shares are outstanding.

The Company has an informal bonus plan in which officers and other key personnel participate. The bonus award, if any, is fixed annually by the Board of Directors. Bonuses were allocated and paid to executive officers under this plan during fiscal 1999 and shown on the foregoing Summary Compensation Table. The Company maintains a deferred compensation plan under Internal Revenue Code
Section 401(k). All employees are eligible to participate; the Company contributes 50% of the first 2% deferred by the employee. Each employee may voluntarily contribute up to 15% of annual compensation, or the maximum allowed as determined by the Internal Revenue Code.

During 1997, the Company entered into a three-year employment agreement with Kenneth S. Schneider. The employment agreement provides that Dr. Schneider would receive a minimum salary of $105,155. During the employment period Dr. Schneider is entitled upon termination or expiration of the agreement under certain circumstances (including a change of control) to certain severance benefits. The term of the agreement is for three years.

During 1999, the Company entered into employment agreement with Michael Breneisen. The employment agreement provides that Mr. Breneisen will receive a minimum salary of $75,000. During the employment period Mr. Breneisen is
entitled upon termination  or  expiration  of  the  agreement   under  certain
circumstances (including a change of control) to certain severance benefits. The term of the agreement is for three years.

Except for life and medical insurance benefit programs, which are available to all employees, the Company has no other compensation plans. The outside director does not receive a per meeting fee. The outside director does receive reimbursement of expenses for attending each meeting and is eligible to receive stock options.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following  table sets forth as of December 31, 1999  information  concerning
(i) the shares held by each person or group known to own beneficially more than 5% of the outstanding shares of common stock, (ii) shares owned by the Chief Executive Officer (iii) shares owned by all executive officers and directors as a group.

  Name and Address of                       Number of Shares        Percent of
  Beneficial Owner                          Beneficially Owned      Class
  ----------------                          ------------------      ----------
  Kenneth S. Schneider                      283,037(1)              22%
  270 Pulaski Road
  Greenlawn, NY 11740

  Jamil Sopher                              31,730(2)               2.5%
  270 Pulaksi Road
  Greenlawn, NY 11740

  Michael Breneisen                         36,900(1)(4)            2.9%
  270 Pulaksi Road
  Greenlawn, NY 11740

  All executive officers and directors      351,667                 27.4%
  As a group (5 in number)


(1) Does not include 200,000 shares issuable upon exercise of stock options under the 1999 Plan. Of such options 100,000 option shares vest June 30, 2004, and the remaining 100,000 option shares vest January 1, 2005; subject, however, to acceleration if certain targets are met.
(2) Includes 20,000 shares issuable upon exercise of stock options granted under the Company's 1993 Stock Option Plan.
(3) Includes 10,000 shares issuable upon exercise of stock options granted under the Company's 1999 Stock Option Plan.
(4) Includes 5,000 shares issuable upon exercise of stock options granted under the Company's 1987 Stock Option Plan.

Item 12. Certain  Relationships  and Related  Transactions

Effective January 20, 1999, Joel A. Kramer, then the Chairman of the Board, President and Chief Executive Officer of the Company resigned such positions. However, it was intended that Mr. Kramer would serve as a consultant to the Company through January 19, 2002 for an aggregate consideration of $165,000 plus reimbursement for certain expenses. In addition, the Company purchased all of the shares of common stock of the Company owned by Mr. Kramer and Mr. Kramer agreed to cancel options to purchase 10,000 shares of common stock of the Company for an aggregate consideration of $1,075,190 of which $867,510 was for such shares, $17,680 was for the cancellation of such options and $190,000 was in exchange for Mr. Kramer's restrictive covenant. In addition, Mr. Kramer agreed not to compete with the business of the Company until January 19, 2003 and released the Company from certain potential claims relative to his previous employment. The Company transferred a life insurance policy to Mr. Kramer, previously maintained for Mr. Kramer's benefit and having a cash value of approximately $80,000.

In December of 1999, the Company received information indicating that Mr. Kramer had breached certain of the non-competition provisions of the Consulting Agreement entered into by Mr. Kramer and the Company and also of the Stock Purchase Agreement and the Termination Agreement entered into by Mr. Kramer and the Company. In response to this information, the Company asserted its rights under the Consulting Agreement and cancelled it for cause on January 12, 2000, and ceased making payments thereunder. The Company is considering what further legal action it may take with respect to this situation as warranted under the circumstances.

Effective January 20, 1999 Dr. Kenneth S. Schneider was elected as Chairman of the Board and Chief Executive Office and Michael Breneisen as President and Chief Operating Officer of the Company. Dr. Schneider was a co-founder of the Company and has served as a Senior Vice President, Secretary, Treasurer and Director. Mr. Breneisen has served as Vice President and Chief Financial Officer; he will also continue to serve as Chief Financial Officer and act as a Director.

Item  13.  Exhibits  and  Reports  on Form  8-K

(a) Exhibits

3(a) The Company's Certificate of Incorporation under the State of Nevada was filed as an Exhibit with the Proxy Statement filed in June 1987 (File No. 0-11883) and is incorporated by reference herein.

3(b) The By-laws of the Company as a Nevada corporation were filed as an Exhibit on Form 8-K in third quarter of 1987 (File No. 0-11883) and are incorporated by reference herein.

3(c) The Company's Certificate of Incorporation under the State of Delaware and is attached herein.

3(d) The By-laws of the Company as a Delaware corporation and is attached herein.

3(e) Certificate of Ownership and Merger, merging Telebyte Technology, Inc.(a Nevada corporation) into Telebyte Technology, Inc.(a Delaware corporation)and is attached herein.


10(a) The Company's 1993 Stock Option Plan was filed as an Exhibit to the Company's definitive 1994 proxy statement filed in May 1994 (File No. 0-11883), and is incorporated by reference herein.

10(b) Commercial mortgage and consolidation agreement dated May 25, 1988 between Home Federal Savings Bank (now known as North Fork Bank) and Telebyte Technology, Inc., filed as an Exhibit to the Company's 1988 Annual Report on Form 10-K (File No. 0-11883) and is incorporated by reference herein.

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

10(f) Employment Agreements between the Company and Kenneth S. Schneider dated August 1, 1997 and was filed as an exhibit on Form 10-KSB for the year ended December 31, 1997 (File No. 0-11883) and is incorporated by reference herein.

10(g) Mortgage Loan Modification Agreement dated March 18, 1998 between the Company and Home Federal Savings Bank 1997 and was filed as an exhibit on Form 10-KSB for the year ended December 31, 1998 (File No. 0-11883) and is incorporated by reference herein.

10(h) Stock Purchase Agreement dated January 20, 1999 between the Company and Joel A. Kramer and was filed as an exhibit to the Company's current report on Form 8K filed on January 27, 1999.

10(i)  Consulting  Agreement dated January 20, 1999 between the Company and Joel
A. Kramer and was filed as an exhibit to the Company's current report on Form 8K filed on January 27, 1999.

10(j) Termination  Agreement dated January 20, 1999 between the Company and Joel
A. Kramer and was filed as an exhibit to the Company's current report on Form 8K filed on January 27, 1999.

10(k)  Agreement and Release dated January 20, 1999 between the Company and Joel
A. Kramer and was filed as an exhibit to the Company's current report on Form 8K filed on January 27, 1999.

10(l) Employment Agreement between the Company and Michael Breneisen dated June 25, 1999 and is attached herein.

10(m) The Company's 1999 Stock Option Plan and is attached herein.

10(n) $1,000,000 Reducing Revolving Line of Credit Agreement dated January 20, 1999 between Merrill Lynch and Telebyte Technology, Inc. and is attached herein.

(21) Subsidiaries of the Small Business Issuer

(23) Consent of Grant Thornton LLP, independent certified public accountants.

(27) Financial Data Schedule.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter for the fiscal year ended December 31, 1999.


                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEBYTE, INC.

By:   \s\ Kenneth S. Schneider
      -------------------------
      Kenneth S. Schneider
      Chairman of the Board
      (Chief Executive Officer)


By:   \s\ Michael Breneisen
      -------------------------
      Michael Breneisen
      President
      (Chief Operating Officer and Principal Financial and Accounting Officer)


Date: March 30, 2000


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.


March 30, 2000    /s/ Kenneth S. Schneider
                  ----------------------------------
                      Kenneth S. Schneider, Director


March 30, 2000   /s/  Jamil Sopher
                 ----------------------------------
                      Jamil Sopher, Director


March 30, 2000   /s/  Michael Breneisen
                 ----------------------------------
                      Michael Breneisen, Director

                          Telebyte, Inc and Subsidiary

                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----


Report of Independent Certified Public Accountants                     F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998           F-3

Consolidated Statements of Earnings for the years ended
    December 31, 1999 and 1998                                         F-5

Consolidated Statement of Shareholders' Equity for the years
    ended December 31, 1999 and 1998                                   F-6

Consolidated Statements of Cash Flows for the years ended
    December 31, 1999 and 1998                                         F-7

Notes to Consolidated Financial Statements                             F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Telebyte, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Telebyte, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telebyte, Inc. and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP


Melville, New York
March 17, 1999

                          Telebyte, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,




                         ASSETS                       1999         1998
                                                   ----------   ----------
CURRENT ASSETS
    Cash and cash equivalents                      $  370,527   $  919,630
    Accounts receivable, net of allowance of
       $16,000 in 1999 and $15,000 in 1998            858,917      648,467
    Inventories                                     1,519,277    1,421,974
    Prepaid expenses and other                         55,124       70,977
    Deferred income taxes                             135,000       50,000
                                                   ----------   ----------
         Total current assets                       2,938,845    3,111,048

PROPERTY AND EQUIPMENT - AT COST,
    less accumulated depreciation                   1,124,583    1,064,143

OTHER ASSETS, NET                                     235,351      157,156
                                                   ----------   ----------

                                                   $4,298,779   $4,332,347
                                                   ==========   ==========


The accompanying notes are an integral part of these statements

                          Telebyte, Inc. and Subsidiary

                                  December 31,


                    LIABILITIES AND SHAREHOLDERS' EQUITY                            1999           1998
                                                                                 -----------    -----------
CURRENT LIABILITIES
  Accounts payable                                                               $   272,516    $   352,009
  Accrued expenses                                                                   147,633        131,305
  Accrued taxes payable                                                              181,329          5,366
  Current maturities of long-term debt                                                70,410         64,488
                                                                                 -----------    -----------

       Total current liabilities                                                     671,888        553,168


LONG-TERM DEBT, less current maturities                                            1,015,734        862,846


DEFERRED INCOME TAXES                                                                195,000

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
  Common stock - $.01 par value;  9,000,000 shares  authorized;  1,248,631 and
     1,661,066    shares  issued in 1999 and 1998,  respectively;  1,248,631 and
     1,506,266 shares outstanding in
     1999 and 1998, respectively                                                      12,486         16,611
  Capital in excess of par value                                                   1,740,472      2,760,921
  Retained earnings                                                                  663,199        239,894
  Treasury stock - 154,800 shares at cost                                                          (101,093)
                                                                                 -----------    -----------
                                                                                   2,416,157      2,916,333
                                                                                 -----------    -----------
                                                                                 $ 4,298,779    $ 4,332,347
                                                                                 ===========    ===========



The accompanying notes are an integral part of these statements.

                          Telebyte, Inc. and Subsidiary

                       CONSOLIDATED STATEMENTS OF EARNINGS

                             Year ended December 31,



                                                   1999           1998
                                                -----------    -----------
Net sales                                       $ 5,670,600    $ 5,568,787
Cost of sales                                     2,633,510      2,630,486
                                                -----------    -----------
         Gross profit                             3,037,090      2,938,301
                                                -----------    -----------
Operating expenses
    Selling, general and administrative           1,747,820      2,076,973
    Research and development                        518,096        469,415
                                                -----------    -----------
                                                  2,265,916      2,546,388
                                                -----------    -----------
         Operating profit                           771,174        391,913
                                                -----------    -----------
Other income (expense)
    Interest income                                   7,674         26,744
    Rental income                                    48,195         48,195
    Interest expense                               (111,738)       (97,352)
                                                -----------    -----------

                                                    (55,869)       (22,413)
                                                -----------    -----------
         Earnings before income taxes               715,305        369,500

Income tax provision                                292,000         36,000
                                                -----------    -----------
         NET EARNINGS                           $   423,305    $   333,500
                                                ===========    ===========
Earnings per common share:
    Basic                                       $       .34    $       .22
                                                ===========    ===========
    Diluted                                     $       .31    $       .22
                                                ===========    ===========
Weighted average shares:
    Basic                                         1,262,159      1,501,783
                                                ===========    ===========
    Diluted                                       1,349,348      1,524,233
                                                ===========    ===========


The accompanying notes are an integral part of these statements

                          Telebyte, Inc. and Subsidiary

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     Years ended December 31, 1999 and 1998


                                                Number of                    Capital in      Retained
                                                 shares        Common         excess of      Earnings      Treasury
                                                 issued         stock         par value      (deficit)       stock        Total
                                               ------------   ----------   --------------    ---------   ------------- -----------
Balance at January 1, 1998                      1,636,566       $16,366       $2,751,988      $(93,606)     $(101,093) $2,573,655

Common stock issued upon exercise of options       24,500           245            8,933                                    9,178

Net earnings                                                                                   333,500                    333,500
                                               ------------   ---------   ---------------    ---------   ------------  ----------
Balance at December 31, 1998                    1,661,066        16,611        2,760,921       239,894       (101,093)  2,916,333

Common stock issued upon exercise of options        5,000            50            3,900                                    3,950

Purchase of treasury stock                                                                                   (927,431)   (927,431)

Retirement of treasury stock                     (417,435)       (4,175)      (1,024,349)                   1,028,524

Net earnings                                                                                  423,305                     423,305
                                               ------------   ---------   ---------------    ---------   -------------  ----------
Balance at December 31, 1999                    1,248,631       $12,486       $1,740,472     $ 663,199      $           $2,416,157
                                               ============   =========   ===============    =========   =============  ==========



The accompanying notes are an integral part of this statement.

                          Telebyte, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                                           1999          1998
                                                         ---------    ---------
Cash flows from operating activities
    Net earnings                                         $ 423,305    $ 333,500
    Adjustments to reconcile net earnings to net
       cash provided by operating activities
          Depreciation and amortization                    232,333       99,648
          Deferred income taxes                            110,000       30,000
          Decrease (increase) in operating assets
              Accounts receivable                         (210,450)     103,674
              Inventories                                  (97,303)    (200,206)
              Prepaid expenses and other                    15,853      (19,297)
          (Decrease) increase in operating liabilities
              Accounts payable                             (79,493)     (63,111)
              Accrued expenses and taxes                   192,291       (9,906)
                                                         ---------    ---------
         Net cash provided by operating activities         586,536      274,302
                                                         ---------    ---------
Cash flows from investing activities
    Additions to property and equipment                   (167,844)     (43,356)
    Cost of non-compete agreement                         (203,124)
                                                         ---------    ---------
         Net cash used in investing activities            (370,968)     (43,356)
                                                         ---------    ---------

Cash flows from financing activities
    Principal payments under mortgage obligation           (63,131)     (50,778)
    Purchase of treasury stock                            (927,431)
    Net borrowings under line-of-credit agreement          221,941
    Proceeds from exercise of stock options                  3,950        9,178
                                                         ---------    ---------
         Net cash used in financing activities            (764,671)     (41,600)
                                                         ---------    ---------
         NET (DECREASE) INCREASE IN CASH
              AND CASH EQUIVALENTS                        (549,103)     189,346

Cash and cash equivalents at beginning of year             919,630      730,284
                                                         ---------    ---------
Cash and cash equivalents at end of year                 $ 370,527    $ 919,630
                                                         =========    =========




The accompanying notes are an integral part of these statements.

                          Telebyte, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Telebyte, Inc. and Subsidiary (formerly Telebyte Technology, Inc., the "Company") designs, manufactures and markets electronic data communications products. The Company's products are primarily sold to end-users, domestic dealers and distributors, foreign dealers and distributors and original equipment manufacturers. Through the Company's wholly owned subsidiary, Nextday.com, Inc., the Company, utilizing electronic commerce (e-commerce) via the Internet, resells products manufactured principally by other companies in the business to business marketplace. The Company currently operates in two business segments, data communications and e-commerce; however, the e-commerce segment, which began operations in October 1999, is not reported separately as its assets and operating results are not significant during 1999. The Company does not depend upon sales to a single customer or a limited group of customers and there were no sales to a single customer during the last two years exceeding 10% of net sales. The Company has no foreign operations. Export sales were $694,000 and $770,000 in 1999 and 1998, respectively.

      A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

      1. Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Telebyte Inc. and its subsidiary, Nextday.com (formerly known as DeliverNextDay.com). All significant intercompany balances have been eliminated in consolidation.

      2. Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market.

     3.  Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which are 35 years for building and improvements, 5 years for equipment and 2 years for software.

                          Telebyte, Inc. and Subsidiary

                           December 31, 1999 and 1998



NOTE A (continued)

     4.  Other Assets

         Other assets include the unamortized costs of certain intangible assets including a restrictive covenant, license agreement and deferred loan costs. Amortization is provided for on a straight-line basis over the shorter of the estimated useful lives or the related contractual life.

5.       Income Taxes

         Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     6.  Advertising

         Advertising costs are expensed as incurred and totaled $37,000 and $69,000 in 1999 and 1998, respectively.

     7.  Earnings Per Share

         Basic earnings per share is determined by dividing the Company's net earnings by the weighted average shares outstanding. Diluted earnings per share includes the dilutive effects of outstanding stock options. Excluded from the calculation of diluted earnings per share are 103,200 options to purchase the Company's common stock in 1998, as their inclusion would have been anti-dilutive.

     8.  Stock-Based Compensation Plans

         The Company maintains three fixed stock option plans, as more fully described in Note G to the financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, and, accordingly, recognizes no compensation expense. Therefore, the Company has elected the disclosure provisions only of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                          Telebyte, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           December 31, 1999 and 1998



NOTE A (continued)

     9.  Statements of Cash Flows

         For purposes of the statements of cash flows, the Company considers highly liquid cash investments with an original maturity of three months or less to be cash equivalents. The Company paid interest of $90,579 and $94,302 and income taxes of $6,419 and $1,562 in 1999 and
         1998, respectively.

    10.  Revenue Recognition

         Revenue is recognized from sales when a product is shipped and title passes to customers. Service fees are recognized upon the completion of the related service.

     11. Use of Estimates and Fair Value of Financial Instruments

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


NOTE B - INVENTORIES

     Inventories consist of the following at December 31:

                                                   1999               1998
                                                ----------        -----------

      Purchased components and materials        $  555,299        $   596,171
      Work in process                              347,596            275,073
      Finished goods                               616,382            550,730
                                                ----------         ----------

                                                $1,519,277         $1,421,974
                                                ==========         ==========

                          Telebyte, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           December 31, 1999 and 1998



NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                1999                    1998
                                            ------------            ------------

      Land                                  $   300,000             $   300,000
      Building and improvements               1,024,583               1,024,583
      Equipment                                 685,859                 595,578
      Software                                   77,563
                                            -----------             -----------

                                              2,088,005               1,920,161
      Less accumulated depreciation             963,422                 856,018
                                            -----------             -----------

                                             $1,124,583              $1,064,143
                                            ===========             ===========



NOTE D - DEBT

     1.   Line of Credit Facility

          The Company has an agreement with a financial institution, expiring July 2000, which provides the Company with a line of credit facility of up to $500,000 based on eligible accounts receivable and purchased components and materials and finished goods inventories of the Company, as defined in the agreement. Further, the agreement contains certain financial covenants which require the Company to maintain a minimum level of tangible net worth and places limitations on the ratio of the Company's total debt to Company's tangible net worth, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75% (9.25% at December 31, 1999). There was no outstanding balance against this line at December 31, 1999.

          In January 1999, the Company secured an additional Reducing Revolving line of credit from this institution which provides for initial borrowings up to a maximum of $1,000,000. Availability under the Reducing Revolving line of credit will be reduced monthly by approximately $11,900 and will expire January 2006. Availability under this line at December 31, 1999 was approximately $647,000. Borrowings under this loan agreement bear interest at the 30 Day Commercial Paper Rate plus 2.90%. (8.53% at December 31, 1999).

                          Telebyte, Inc. and Subsidiary

                           December 31, 1999 and 1998



NOTE D (continued)

     2.   Mortgage Note

          The Company's first mortgage note is collateralized by land and building. The remaining unpaid mortgage note balance at December 31, 1999 is payable in equal monthly installments of $12,111 (inclusive of interest at 9%) with a maturity date of June 2008. In March 1998, the Company modified the mortgage note agreement, reducing the existing interest rate to 9% through June 1, 2000. At that time, and every three years thereafter, the interest rate will be adjusted to the three-year weekly average U.S. Treasury Constant Maturity Rate plus 3%.

          Financing and other costs aggregating $95,122 incurred in connection with the acquisition of real property and the refinancing of mortgage debt are stated at cost, net of accumulated amortization of $58,402 and $53,222 at December 31, 1999 and 1998, respectively, and are included in "Other assets" in the accompanying balance sheets. Amortization is provided on a straight-line basis over the life of the mortgage note. Long-term debt is summarized as follows at December 31:


                                                         1999            1998
                                                     ----------      ---------

    Reducing revolving line of credit                  $221,941      $

    First mortgage note payable to bank in
        equal monthly installments, including
        interest, through June 2008                     864,203       927,334
                                                     ----------      --------

                                                      1,086,144       927,334

    Less current maturities                              70,410        64,488
                                                     ----------      --------

                                                     $1,015,734      $862,846
                                                     ==========      ========

Aggregate maturities of long-term debt as of December 31, 1999 are as follows:

        2000                                            $   70,410
        2001                                                77,015
        2002                                                84,240
        2003                                                92,142
        2004                                               100,786
        Thereafter                                         661,551
                                                        ----------

                                                        $1,086,144
                                                        ----------

                          Telebyte, Inc. and Subsidiary

                           December 31, 1999 and 1998



NOTE E - EMPLOYEE BENEFIT PLANS

      The Company sponsors an employee investment savings 401(k) plan to which both the Company and employees contribute. All employees are eligible to participate; the Company contributes 50% of the first 2% deferred by the employee. Each employee may voluntarily contribute up to 15% of annual compensation, or the maximum allowed as determined by the Internal Revenue Code. Benefits are 100% vested and are payable upon the employee's death, disability, retirement, termination and under certain financial circumstances. Employer contributions of $6,564 and $8,285 were made to the plan in 1999 and 1998, respectively.

      The Company maintains deferred compensation agreements with key officers, whereby the officers will receive a defined amount approximating 30% of their 1990 base salary for a period of 10 years after reaching age 65. The deferred compensation plans are funded through life insurance and are being provided for currently. The expense charged to operations in 1999 and 1998 for such future obligations was approximately $4,080 and $9,800, respectively.


NOTE F - INCOME TAXES

     The provision for income taxes is summarized as follows:

                                                1999                   1998
                                              --------               --------

       Current
           Federal                            $140,000               $  2,000
           State                                42,000                  4,000
                                              --------               =-------

                                               182,000                  6,000

       Deferred tax expense                    110,000                 30,000
                                              --------               --------

                                              $292,000                $36,000
                                              ========               ========

                          Telebyte, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           December 31, 1999 and 1998



NOTE F (continued)

     The actual income tax expense differs from the Federal statutory rate as follows:

                                                                 1999                                    1998
                                                      ---------------------------          -----------------------------
                                                       Amount                %                Amount                %
                                                      ---------          --------           -----------         --------

      Federal statutory rate                          $243,000             34.0%            $ 126,000             34.0%
      State income taxes, net of
         Federal income tax benefit                     39,000              5.4                3,000               .8
      Officers' life insurance                           3,000               .4                8,000              2.2
      Adjustment of net operating loss
         carryforwards and other non-
         recurring items                                85,000             11.9
      Benefit of net operating loss
         carryforward and other credits                (78,000)           (10.9)            (101,000)           (27.3)
                                                      --------            ------           ----------           ------

                                                      $292,000             40.8%          $   36,000              9.7%
                                                      ========            ======           ==========           ======


     The tax effects of temporary differences which give rise to deferred tax assets (liabilities) at December 31, 1999 and 1998, are summarized as follows:

                                                                       1999                  1998
                                                                     --------             ---------
      Deferred tax assets
          Net operating loss carryforwards                           $                    $  70,000
          Investment and other tax credit carryforwards                                      66,000
          Deferred compensation                                        46,000                46,000
          Inventory valuation                                          67,000                 8,000
          Allowance for doubtful accounts                               6,000                 6,000
          Accrued expenses                                             16,000                 6,000
                                                                     --------             ---------

                Gross deferred tax assets                             135,000               202,000

      Deferred tax liabilities
          Excess tax over book depreciation and amortization         (195,000)             (152,000)
                                                                     --------             ---------


      Net deferred tax asset/(liability)                                       $(60,000)            $  50,000
                                                                     ========             =========


                          Telebyte, Inc. and Subsidiary

                           December 31, 1999 and 1998



NOTE G - STOCK OPTION PLANS

     In 1987, the Company adopted a plan which provided for the granting, to officers and key employees of the Company of incentive stock options, as defined in the Internal Revenue Code, for the purchase of a maximum of 250,000 shares of the Company's common stock. Options to purchase 10,800 shares are outstanding under this plan. Under the terms of the plan, the options, which expire ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant. The options become exercisable in four annual installments, the first installment occurring within one year after the date of grant.

     In 1994, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"), which provides for the granting to directors and key employees of the Company of incentive stock options and nonqualified stock options for the purchase of a maximum of 100,000 shares of the Company's common stock. Under the terms of the 1993 Plan, the options, which expire ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant for incentive stock options and at prices determined by the Board of Directors for nonqualified stock options, and become exercisable in accordance with terms established at the time of the grant. At December 31, 1999, there were 34,750 shares available for grant under the 1993 Plan.

     In 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"), which provides for the granting to employees, non-employee directors, consultants and advisors of the Company, of incentive stock options and nonqualified stock options for the purchase of a maximum of 500,000 shares of the Company's common stock. Under the terms of the 1999 Plan, the options, which expire ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant for incentive stock options and at prices determined by the Board of Directors for nonqualified stock options, and become exercisable in accordance with terms established at the time of the grant. At December 31, 1999, there were 82,000 shares available for grant under the 1999 Plan.

                          Telebyte, Inc. and Subsidiary

                           December 31, 1999 and 1998


NOTE G (continued)

     The following is a summary of activity with respect to stock options under the plans:

                                                                                                  Weighted average
                                                         Shares           Price per share         price per share
                                                         ------          -----------------      -----------------

       Outstanding at January 1, 1998                     61,750           .3125 to 2.04                 $.88
           Granted                                        27,500          1.25 to 3.80                   3.25
           Exercised                                     (24,500)          .3125 to .6850                 .37
           Expired                                          (200)          .75                            .75
                                                      ----------

       Outstanding at December 31, 1998                   64,550           .3125 to 3.80                 2.08
           Granted                                       460,000          1.03 to 1.28                   1.03
           Exercised                                      (5,000)          .79                            .79
           Expired                                       (34,250)          .6850 to 3.80                 2.29
                                                      ----------

       Outstanding at December 31, 1999                  485,300           .3125 to 3.80                 1.09
                                                      ==========

       Balance exercisable at December 31, 1999           53,300           .90 to 3.80                   1.26
                                                      ==========


     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1999:

                                           Options outstanding                   Options exercisable
                       -----------------------------------------------      --------------------------
                                            Weighted         Weighted                        Weighted
                                             average          Average                         average
      Ranges of                             remaining        Exercise                        exercise
   exercise prices        Shares          life in years        Price            Shares         price
   ---------------        ------          -------------      ---------          ------       -------

  Under $1.00             10,800              3.28              $ .86          10,800           $.86
  $1.01 to $1.28         465,000              9.47               1.04          37,750           1.06
  $2.05 to $3.80           9,500              8.25               3.80           4,750           3.80


     The weighted-average option fair value on the grant date was $.82 and $2.63 for options issued during the years ended December 31, 1999 and 1998, respectively.

                          Telebyte, Inc. and Subsidiary

                           December 31, 1999 and 1998



NOTE G (continued)

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"); it applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Plans and does not recognize compensation expense for such Plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's reported net earnings and earnings per share would be reduced to the pro forma amount indicated below for the years ended December 31:

                                                    1999                  1998
                                                -----------            ---------

      Net earnings
          As reported                              $423,305             $333,500
          Pro forma                                 381,724              311,862
      Basic earnings per common share
          As reported                                  $.34                 $.22
          Pro forma                                     .30                  .21
      Diluted earnings per common share
          As reported                                  $.31                 $.22
          Pro forma                                     .28                  .20


     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1997. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1999 and 1998, respectively: expected volatility of 121% and 95%; risk-free interest rates ranging from 4.86% to 4.98% in 1999 and 5.602% in 1998. The expected lives of options issued are four and seven years for 1999 and 1998, respectively.

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

                          Telebyte, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           December 31, 1999 and 1998



NOTE H - COMMITMENTS AND CONTINGENCIES

     Former Chairman

     Effective January 20, 1999, then Chairman of the Board, President and Chief Executive Officer of the Company (the "Former Chairman") resigned his positions with the Company. However, the Former Chairman will serve as a consultant to the Company through January 19, 2002 for an aggregate consideration of $165,000 plus reimbursement for certain expenses. During 1999, the Former Chairman was paid $85,000 for consulting services and will earn $80,000 for future services through January 2002. In addition, the Company purchased all of the shares of common stock of the Company owned by the Former Chairman (262,835 shares) and the Former Chairman agreed to cancel options to purchase 10,000 shares of common stock of the Company for an aggregate cost (including related legal and professional fees of approximately $74,000) of $1,149,456, of which $927,431 was for such shares, $18,901 was for the cancellation of such options and $203,124 was for the Former Chairman's restrictive covenant. In addition, the Former Chairman has agreed not to compete with the business of the Company until January 19, 2003 and has released the Company from certain potential claims relative to his previous employment. Further, the Company transferred a life insurance policy maintained under the Company's deferred compensation plan, to the Former Chairman, having a cash value of approximately $80,000.

     In December 1999, the Company received information indicating that the Former Chairman had breached certain of the non-competition provisions of the consulting agreement entered into by the Former Chairman and the Company and also of the stock purchase agreement and the termination agreement entered into by the Former Chairman and the Company. In response to this information, the Company asserted its rights under the consulting agreement and cancelled it for cause on January 12, 2000, and ceased making payments thereunder. The Company is considering what further legal action it may take with respect to this situation as warranted under the circumstances.


     Lease Commitments

     The Company leases certain equipment used in its operations pursuant to noncancellable operating leases expiring through August 2002. Rental expense for such equipment was $10,218 and $17,247 in 1999 and 1998, respectively. The minimum rental commitments under these noncancellable operating leases, at December 31, 1999, are summarized as follows:


       2000                                $7,953
       2001                                 3,961
       2002                                 2,641
                                          -------

                                          $14,555

                          Telebyte, Inc. and Subsidiary

                           December 31, 1999 and 1998



NOTE H (continued)

     Employment Contracts

     The Company has employment contracts with various officers with remaining terms of approximately three years at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 1999 under such contracts is approximately $249,000.


NOTE I - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              December 31,
                                                        ------------------------
                                                           1999          1998
                                                        ----------    ----------
Numerator
    Net income                                          $  423,305    $  333,500
                                                        ==========    ==========

Denominator
    Denominator for basic earnings per share
       (weighted-average shares)                         1,262,159     1,501,783

    Effect of dilutive securities
      (employee stock options)                              87,189        22,450
                                                        ----------    ----------
    Denominator for diluted earnings per share
      (adjusted weighted-average shares and
      assumed conversions)                               1,349,348     1,524,233
                                                        ==========    ==========
Basic earnings per share                                $      .34    $      .22
                                                        ==========    ==========
Diluted earnings per share                              $      .31    $      .22
                                                        ==========    ==========



NOTE J - MAJOR SUPPLIERS

     The Company purchased approximately 18% of its raw materials from one supplier during the year ended December 31, 1999. The Company expects this relationship with this supplier to continue for the foreseeable future. The Company believes that similar products could be purchased from other sources.