Form 10QSB
period 2000-03-31
TELEBYTE TECHNOLOGY INC
filed 2000-05-16
CIK 726451

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                  For the quarterly period ended     March 31, 2000
                                                   ----------------

[   ]    TRANSITON REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                  For the transition period from                        to
                                                 ----------------------

                           Commission File Number:           0-11883
                                                   -----------------

                                 TELEBYTE, INC.

                     (Exact name of small business issuer as
                           specified in its charter)

Delaware 11-2510138 (State or other jurisdiction of incorporation (IRS Employer Identification No.)

                 or organization)

                   270 Pulaski Road, Greenlawn, New York 11740
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                                     (631) 423-3232
 ------------------------------------------------------------------
                                               (Issuer's telephone number)


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

                           Yes      X                No
                              --------------

As of May 15, 2000, there were outstanding 1,253,631 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                           Yes                       No       X
                              --------------           --------

                           TELEBYTE, INC. & SUBSIDIARY

                                      INDEX

Part I            Financial Information

         Item 1.           Consolidated Financial Statements

                                    Consolidated Balance Sheet
                                    March 31, 2000 (Unaudited)

                                    Consolidated Statements of Earnings
                                    Three months ended
                                    March 31, 2000 and 1999 (Unaudited)

                 Consolidated Statement of Shareholders' Equity

                                    Three months ended
                                    March 31, 2000 (Unaudited)

                      Consolidated Statements of Cash Flows

                                    Three months ended
                                    March 31, 2000 and 1999 (Unaudited)

                    Notes to Condensed Consolidated Financial
                             Statements (Unaudited)

         Item 2.           Management's Discussion and
                                    Analysis or Plan of Operation

Part II           Other Information

Part I       Financial Information

Item 1.      Financial Statements

                           TELEBYTE, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000
                                   (Unaudited)

ASSETS

CURRENT ASSETS
             Cash and cash equivalents                               $  428,754
             Accounts receivable, less

               allowance for doubtful accounts                          910,787
             Inventory                                                1,436,157
             Prepaid expenses                                            57,444
             Deferred income taxes                                      135,000
                                                             -------------------
             TOTAL CURRENT ASSETS                                     2,968,142

PROPERTY, PLANT AND EQUIPMENT, less
  accumulated depreciation and amortization                           1,133,155

OTHER ASSETS                                                            372,115
                                                            -------------------
                                                                    $ 4,473,412

                                                            ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts payable                                        $  358,695
             Accrued expenses                                           139,452
             Income taxes payable                                        59,878
             Current maturities of long-term debt                        77,006
                                                            -------------------
             TOTAL CURRENT LIABILITIES                                  635,031

LONG-TERM DEBT, less current maturities                               1,019,016

DEFERRED INCOME TAXES                                                   195,000

SHAREHOLDERS' EQUITY
             Common stock - $.01 par value; 9,000,000
                shares authorized; 1,253,631 shares
                 issued and outstanding                                  12,536
             Capital in excess of par value                           1,781,672
             Retained earnings                                          830,157
                                                            -------------------
                                                                      2,624,365

                                                            -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 4,473,412
                                                            ===================


The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                                  Three Months
                                                 Ended March 31,
                                    --------------------------------------------

                                         2000                         1999
                                    -------------------   ----------------------

NET SALES                           $ 1,682,304                    $  1,365,280

COST OF SALES                           800,795                         678,467
                                    -------------------   ----------------------
GROSS PROFIT                            881,509                         686,813
                                    -------------------   ----------------------

OPERATING EXPENSES
      Selling,
        general and administrative      467,468                         430,685
      Research and development          131,811                         129,119
                                    -------------------   ----------------------
                                        599,279                         559,804
                                    -------------------   ----------------------

Operating Income                        282,230                         127,009
                                    -------------------   ----------------------

OTHER INCOME (EXPENSE)
    Rental Income                        12,049                          12,049
    Interest Income                       4,815                           4,682
    Interest Expense                    (26,636)                        (30,364)
                                    -------------------   ----------------------

       Earnings before income taxes     272,458                         113,376

Provision for income taxes              105,500                          45,000
                                    -------------------   ----------------------

NET EARNINGS                         $  166,958                       $  68,376
                                    ===================   ======================

Earnings per common share:
      Basic                          $    0.13                         $   0.05
                                    ===================   ======================
      Diluted                        $    0.10                         $   0.05
                                    ===================   ======================

Shares used in computing earnings per common share:

      Basic                          1,249,909                        1,303,494
                                    ===================   ======================
      Diluted                        1,636,518                        1,310,256
                                    ===================   ======================


The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)


                                      Number of                             Capital in
                                        shares            Common             excess of            Retained
                                       issued             stock             par value             earnings              Total
                                       -------            ------            ----------            --------              -----
Balance at January 1, 2000            1,248,631       $    12,486        $  1,740,472         $    663,199             $2,416,157

Common stock issued for purchase
   of intangibles                         5,000                50              41,200                                      41,250

Net earnings                                                                                       166,958                166,958

                                    ---------------  ----------------   ------------------   -----------------   -------------------

Balance at March 31, 2000             1,253,631       $    12,536        $  1,781,672         $    830,157             $2,624,365
                                  =================  ================   ==================   =================   ===================


The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                    ----------------------------

                                                         2000             1999
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                   $    166,958    $    68,376
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
            Depreciation and amortization                 62,069         37,695
            Decrease (increase) in operating assets:
              Accounts receivable                       (51,870)        (84,440)
              Inventories                                83,120        (169,898)
              Prepaid expenses and other                  3,351          27,844
              Increase (decrease) in
                        operating liabilities:
              Accounts payable                           86,179         173,614
              Accrued expenses and taxes               (129,632)         88,700
                                                    -------------  -------------

            Net cash provided by operating activities   220,175         141,891
                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                (42,251)       (22,944)
                                                       (110,000)           -

     Purchase of intangibles
     Cost of non-compete agreement                         -          (203,124)
                                                    ------------  --------------

            Net cash used in investing activities      (152,251)      (226,068)
                                                   -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments under mortgage obligation       (14,602)       (15,525)
     Net borrowings under debt obligations                4,905        259,045
     Purchase of treasury stock                           -           (927,430)
     Proceeds from exercise of stock options              -              3,950
                                                   -------------  --------------

            Net cash used in financing activities        (9,697)      (679,960)
                                                   -------------  --------------

            Net increase (decrease) in
                cash and cash equivalents                58,227       (764,137)

Cash and cash equivalents at beginning of period        370,527        919,630
                                                   -------------  --------------

Cash and cash equivalents at end of period         $    428,754   $    155,493
                                                   =============  ==============

Non cash financing activities
     Issuance of common stock and
       note payable for purchase of intangibles   $      60,825

   The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2000, the consolidated statement of earnings, stockholders' equity and cash flows for the three-month period then ended have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present, fairly, the financial position, results of operations and cash flows at March 31, 2000 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report to Shareholders for the fiscal year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

2.       EARNINGS PER SHARE

The number of shares used in the Company's basic and diluted earnings per share computations are as follows:

Weighted average common shares outstanding
   for basic earnings per share                                       1,249,909

Common stock equivalents for stock options                              386,609
                                                                      ---------

Weighted average common shares outstanding
    for diluted earnings per share                                    1,636,518
                                                                       ---------

         Item 2.  Management's Discussion and Analysis or Plan of Operation.

When used herein, the words "believe," "anticipate," "think," "intend," "will be," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein and under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 1999, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. Readers are also urged carefully to review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation." All references to a fiscal year are to our fiscal year, which ends December 31.

RESULTS OF OPERATIONS

Sales during the first quarter ended March 31, 2000 increased 23% to $1,682,304 compared to sales of $1,365,280 for the same period in 1999. We believe that the increase in sales was primarily due to an increase in sales of our new DSL Test Equipment units, which were introduced during the fourth quarter of 1999.

Cost of sales for the first quarter of $800,795 (or 47.6% of sales) increased compared to the $678,467 (or 49.7% of sales) during the same period in 1999. The increase in our profit margin percentage was primarily a function of product mix.

Selling, general and administrative costs for the first quarter of $467,468 increased by $36,783 from $430,685 during the first quarter of 1999. The increase during the first quarter was due primarily to expenses related to our subsidiary, Nextday.com, totaling $150,307 partially offset by cost cutting measures implemented by us during 1999. We believe that our investment in Nextday.com will have a greater impact on sales beginning in 2001.

Research and development expenses for the first quarter of $131,811 increased slightly, compared to $129,119 during the same quarter in 1999. During the first quarter, we continued the development of our USB product line and expect to introduce our first USB product during the third quarter of 2000. During the first quarter, we began development of a multi-line wire line simulator, which can simulate up to 16 local loops up to 18,500 feet each. We believe this new product will broaden our DSL product line and enable us to be more competitive in the marketplace.

Interest income increased to $4,815 during the first quarter of 2000 compared to $4,682 for the same period in 1999. This slight increase in interest income was due primarily to higher levels of cash on deposit. During the first quarter of 2000, we had rental income of $12,049, which was in line with the comparable quarter of 1999.

The effective tax rate in first quarter of 2000 was 38.7%, compared with 39.7 % in same quarter in 1999.

The net earnings of $166,958 or $.10 diluted per share for the first quarter of 2000 increased 144% compared to the net earnings of $68,376 or $.05 per share in the same quarter in 1999. The increase in profitability is due primarily to the increase in sales during the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 31, 2000 was $220,175 compared to net cash provided of $141,891 in the same period of 1999. This change is due primarily to an increase in net earnings.

Working capital increased as of March 31, 2000 by $66,154 to $2,333,111, compared with $2,266,957 from December 31, 1999. The current ratio as of March 31, 2000 increased to 4.7:1 compared to 4.4:1 as of December 31, 1999.

We have an agreement with a financial institution, expiring June 30, 2001, which provides us with a line of credit of up to $500,000 based on our eligible accounts receivable and purchased components and materials and finished goods inventories , as defined in the agreement. Further, the agreement contains certain financial covenants which require us to maintain a minimum level of tangible net worth and places limitations on the ratio of our total debt to our tangible net worth, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75%. There was no outstanding indebtedness under the line of credit as of March 31, 2000.

In January 1999, we secured an additional reducing revolving line of credit from the same institution that provides for initial borrowings up to a maximum of $1,000,000. Availability under the reducing revolving line of credit decreases by approximately $11,900 per month and the line expires January, 2006. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90%. Net borrowings under this line of credit totaled $226,846 at March 31, 2000.

We believe that cash generated by our operations, current cash and cash equivalents, and the line of credit should supply the cash resources to meet our cash needs for at least the next 12 months.

PART II -- OTHER INFORMATION

Item 1.           Legal Proceedings

         Not applicable.

Item 2.           Changes in Securities

         Not applicable.

Item 3.           Defaults Upon Senior Securities

         Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

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


Date:    May 15, 2000