Form 10QSB
period 2000-06-30
TELEBYTE TECHNOLOGY INC
filed 2000-08-16
CIK 726451

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
                  For the quarterly period ended     June 30, 2000

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

                                 (631) 423-3232
                           (Issuer's telephone number)


(Former name,former address and former fiscal year,if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X                No

As of August 14, 2000, there were outstanding 1,253,631 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                           Yes                       No       X

                           TELEBYTE, INC. & SUBSIDIARY

                                      INDEX

Part I            Financial Information

         Item 1.           Consolidated Financial Statements

                                  Consolidated Balance Sheet
                                  June 30, 2000 (Unaudited)

                                  Consolidated Statements of Earnings
                                  Three and six months ended
                                  June 30, 2000 and 1999 (Unaudited)

                                  Consolidated Statement of Shareholders' Equity Six months ended
                                  June 30, 2000 (Unaudited)

                                  Consolidated Statements of Cash Flows
                                  Six months ended
                                  June 30, 2000 and 1999 (Unaudited)

                                  Notes to Condensed Consolidated Financial
                                  Statements (Unaudited)

         Item 2.           Management's Discussion and
                                    Analysis or Plan of Operation

Part II           Other Information

Part I        Financial Information
Item 1.       Financial Statements

                                  TELEBYTE, INC. & SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEET
                                       JUNE 30, 2000
                                       (Unaudited)

ASSETS

CURRENT ASSETS

              Cash and cash equivalents                 $   697,841
              Accounts receivable, less

                allowance for doubtful accounts             790,966
              Inventory                                   1,494,679
              Prepaid expenses                               51,177
              Deferred income taxes                         135,000
                                                     ---------------
              TOTAL CURRENT ASSETS                        3,169,663

PROPERTY, PLANT AND EQUIPMENT, less
  accumulated depreciation and amortization               1,107,404

OTHER ASSETS                                                324,202
                                                     ----------------
                                                       $  4,601,269

                                                     ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                          $   278,462
              Accrued expenses                              119,441
              Income taxes payable                          118,628
              Current maturities of long-term debt           73,571
                                                      --------------
              TOTAL CURRENT LIABILITIES                     590,102

LONG-TERM DEBT, less current maturities                   1,008,852

DEFERRED INCOME TAXES                                       195,000

SHAREHOLDERS' EQUITY
              Common stock - $.01 par value;
                 9,000,000 shares authorized;
                   1,253,631 shares issued and
                         outstanding                         12,536
              Capital in excess of par value              1,781,672
              Retained earnings                           1,013,107
                                                     ---------------
                                                          2,807,315

                                                     ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  4,601,269
                                                     ===============


The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                          Three Months                                       Six Months
                                                         Ended June 30,                                    Ended June 30,
                                           -----------------------------------------------------------------------------------------

                                                   2000                  1999                      2000                     1999
                                                ------------------------------------------------------------------------------------
NET SALES                                      $1,570,600             $1,362,966                 $3,252,905              $2,728,246

COST OF SALES                                     695,498                620,941                  1,496,294               1,299,408
                                                ------------------------------------------------------------------------------------
GROSS PROFIT                                      875,102                742,025                  1,756,611               1,428,838
                                                ------------------------------------------------------------------------------------

OPERATING EXPENSES
      Selling, general and administrative         442,292                504,955                    909,760                 935,640
      Research and development                    130,128                149,768                    261,939                 278,887
                                                ------------------------------------------------------------------------------------
                                                  572,420                654,723                  1,171,699               1,214,527
                                                ------------------------------------------------------------------------------------
Operating Income                                  302,682                 87,302                    584,912                 214,311
                                                ------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
    Rental Income                                  12,049                 12,049                     24,098                  24,098
    Interest Income                                 5,814                    313                     10,629                   4,995
    Interest Expense                              (22,595)               (30,525)                   (49,231)                (60,889)
                                                ------------------------------------------------------------------------------------

       Earnings before income taxes               297,950                 69,139                    570,408                 182,515

Provision for income taxes                        115,000                 25,000                    220,500                  70,000
                                                ------------------------------------------------------------------------------------

NET EARNINGS                                     $182,950                $44,139                   $349,908                $112,515
                                                ====================================================================================
Earnings per common share:
      Basic                                     $    0.15              $    0.04                  $    0.28               $    0.09
                                                ====================================================================================
      Diluted                                   $    0.12              $    0.03                  $    0.22               $    0.09
                                                ====================================================================================
Shares used in computing earnings per common share:

      Basic                                     1,253,631              1,248,631                  1,251,780               1,275,911
                                                ====================================================================================
      Diluted                                   1,572,611              1,276,061                  1,604,575               1,303,342
                                                ====================================================================================


The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)


                                   Number of                       Capital in
                                    shares           Common         excess of         Retained
                                    issued            stock         par value         earnings            Total
Balance at January 1, 2000         1,248,631       $ 12,486       $ 1,740,472        $ 663,199        $  2,416,157

Common stock issued for purchase       5,000             50            41,200                               41,250
     of intangibles

Net earnings                                                                           349,908             349,908
                                  -----------     ----------     -------------      -----------       -------------

Balance at June 30, 2000           1,253,631        $ 12,536      $ 1,781,672      $ 1,013,107         $ 2,807,315
                                  ===========     ==========     =============      ===========       =============




The accompanying notes are an integral part of these financial statements.

                                 TELEBYTE, INC. & SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                                       Six Months
                                                                                     Ended June 30,
                                                                            -------------------------------
                                                                               2000                 1999
                                                                            --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                            $349,908           $ 12,515
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
              Depreciation and amortization                                   137,992             75,388
              Decrease (increase) in operating assets:
                Accounts receivable                                            67,951           (117,195)
                Inventories                                                    24,598           (194,213)
                Prepaid expenses and other                                     15,287             (7,436)
                Increase (decrease) in operating liabilities:
                Accounts payable                                                5,946             45,922
                Accrued expenses and taxes                                    (90,893)            96,728
                                                                            -------------------------------

      Net cash provided by operating activities                                510,789             11,709
                                                                            -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                                      (50,179)           (42,292)
     Purchase of intangibles                                                 (110,000)              -
     Cost of non-compete agreement                                              -               (203,124)
                                                                            --------------------------------

      Net cash used in investing activities                                  (160,179)          (245,416)
                                                                            ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments under mortgage obligation                             (33,690)           (30,126)
     Net borrowings under debt obligations                                     10,394            386,983
     Purchase of treasury stock                                                  -              (927,430)
     Proceeds from exercise of stock options                                     -                 3,950
                                                                            ---------------------------------

      Net cash used in financing activities                                   (23,296)          (566,623)
                                                                            ----------------------------------

      Net increase (decrease) in cash and cash equivalents                    327,314           (800,330)

Cash and cash equivalents at beginning of period                              370,527            919,630
                                                                            ----------------------------------

Cash and cash equivalents at end of period                                  $ 697,841          $ 119,300
                                                                            ==================================

Non cash financing activities
     Issuance of common stock and note payable for purchase of
          intangibles                                                $         60,825


The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2000, the consolidated statement of earnings, stockholders' equity and cash flows for the six-month period then ended have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly, the financial position, results of operations and cash flows at June 30, 2000 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report to Shareholders for the fiscal year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

2.       EARNINGS PER SHARE

The numbers of shares used in the Company's basic and diluted earnings per share computations are as follows:

                                                                         Three Months                  Six Months
                                                                        Ended June 30,               Ended June 30,
                                                                 ----------------------------------------------------------
                                                                      2000           1999          2000          1999
                                                                 ----------------------------------------------------------
   for basic earnings per share                                        1,253,631     1,248,631     1,251,780     1,275,912

Common stock equivalents for stock options                               318,980        27,430       352,795        27,430

Weighted average common shares outstanding
   for diluted earnings per share                                      1,572,611     1,276,061     1,604,575     1,303,342



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

RESULTS OF OPERATIONS

Sales during the second quarter ended June 30, 2000 increased 15% to $1,570,600 compared to sales of $1,362,966 for the same period in 1999. The increase in sales was primarily due to an increase in sales of our DSL Test Equipment and Short haul modem product lines.

Cost of sales for the second quarter of $695,498 (or 44.3% of sales) increased compared to the $620,941 (or 45.6% of sales) during the same period in 1999. The increase in our profit margin percentage was primarily a function of product mix.

Selling, general and administrative costs for the second quarter of $442,292 decreased by $62,663 from $504,955 during the second quarter of 1999. The decrease during the second quarter was due primarily to our change in marketing strategy. The Company saw no need to print and distribute a new product catalog during this quarter, as was done in the second quarter of 1999 at a cost of approximately $65,000. However, the Company expects to print and distribute its next product catalog during the first half of 2001.

The Company's marketing focus has shifted toward a stronger presence on the Internet, at trade shows and at industry and standards organizations. In particular, the Company incorporated a "live" net agent capability feature into its web site. This allows a Company's sales representative to respond to customer inquiries through an instant messaging feature in real time. In terms of timely responsiveness the Company considers it a great improvement over both telephone and e-mail interaction. The Company initiated the translation of the product description web pages into Spanish. This is a first step to a complete "internationalization" of its web site. The Company participated in major trade shows for its Digital Subscriber Line products. Such trade shows were both within and outside of the United States. The Company became active in industry and standards groups associated with its products such as the DSL Forum and the VDSL Coalition.

Research and development expenses for the second quarter of $130,128 decreased by $19,640 from $149,768 during the same quarter in 1999. During the second quarter, we continued the development of our Universal Serial Bus (USB) product line and expect to introduce our first USB products during the fourth quarter of 2000. The USB products that should be introduced in the fourth quarter of 2000 include a USB-to-EIA 232 converter, a USB-to-RS 422 converter, a USB-to-RS 485 converter and a USB-to-Fiber converter. The Company continued the development of a multi-line wire line simulator, which can simulate up to 16 local loops up to 20,500 feet each. We expect to release this new product to production during the third quarter of 2000.

Interest income increased to $5,814 during the second quarter of 2000 compared to $313 for the same period in 1999. This increase in interest income was due primarily to higher levels of cash on deposit. During the second quarter of 2000, we had rental income of $12,049, which was in line with the comparable quarter of 1999.

The effective tax rate in first quarter of 2000 was 38.6%, compared with 36.2 % in same quarter in 1999.

The net earnings of $182,950 or $.12 diluted per share for the second quarter of 2000 increased 315% compared to the net earnings of $44,139 or $.03 diluted per share in the same quarter in 1999. The increase in profitability is attributed to the increase in sales during the second quarter of 2000 and the reduction of overall expenses resulting from the re-organization of the Company initiated in January of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 2000 was $510,789 compared to net cash provided of $11,709 in the same period of 1999. This change was due to an increase in net earnings and decreases in accounts receivable, inventories and prepaid expenses.

Working capital increased as of June 30, 2000 by $312,604 to $2,579,561, compared with $2,266,957 from December 31, 1999. The current ratio as of June 30, 2000 increased to 5.4:1 compared to 4.4:1 as of December 31, 1999.

We have an agreement with a financial institution, which provides us with a line of credit of up to $500,000 based on our eligible accounts receivable and purchased components and materials and finished goods inventories, as defined in the agreement. Further, the agreement contains certain financial covenants that require us to maintain a minimum level of tangible net worth and places limitations on the ratio of our total debt to our tangible net worth, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75%. There was no outstanding indebtedness under this line of credit as of June 30, 2000.

In January 1999, we secured an additional reducing revolving line of credit from the same institution that provides for initial borrowings up to a maximum of $1,000,000. Availability under the reducing revolving line of credit decreases by approximately $11,900 per month, and the line expires January 2006.
Availability under this line at June 30, 2000 was approximately $565,280. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90%. Net borrowings under this line of credit totaled $232,335 at June 30, 2000.

We believe that cash generated by our operations, current cash and cash equivalents, and the lines of credit should supply sufficient cash resources to meet our cash needs for the next 12 months.

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

TELEBYTE, INC.



By:      __________\s\_________________
         Kenneth S. Schneider
         Chairman of the Board
         (Principal Executive Officer)


By:      ___________\s\________________
         Michael Breneisen
         President

         (Principal Financial and Accounting Officer)


Date:    August 14, 2000