Form 10QSB
period 2000-09-30
TELEBYTE TECHNOLOGY INC
filed 2000-11-15
CIK 726451

United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
                  For the quarterly period ended     September 30, 2000
                                                   --------------------

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


(Former name,former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X                No
                              --------------

As of November 14, 2000, there were outstanding 1,253,631 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                           Yes                       No       X
                              --------------           --------

                           TELEBYTE, INC. & SUBSIDIARY

                                      INDEX

Part I            Financial Information

         Item 1.           Consolidated Financial Statements

                                    Consolidated Balance Sheet
                                    September 30, 2000 (Unaudited)

                                    Consolidated Statements of Earnings Three and nine months ended September 30, 2000 and 1999 (Unaudited)

                                  Consolidated Statement of Shareholders' Equity
                                    Nine months ended
                                    September 30, 2000 (Unaudited)

                                    Consolidated Statements of Cash Flows
                                    Nine months ended
                                    September 30, 2000 and 1999 (Unaudited)

                                    Notes to Consolidated Financial
                                    Statements (Unaudited)

         Item 2.           Management's Discussion and
                                    Analysis or Plan of Operation

Part II           Other Information

Part I        Financial Information

Item 1.       Financial Statements

                           TELEBYTE, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2000
                                   (Unaudited)

ASSETS

CURRENT ASSETS

              Cash and cash equivalents                             $   878,443
              Accounts receivable, less

                allowance for doubtful accounts                         762,866
              Inventory                                               1,548,833
              Prepaid expenses                                          114,844
              Deferred income taxes                                     135,000
                                                          ----------------------
              TOTAL CURRENT ASSETS                                    3,439,986

PROPERTY, PLANT AND EQUIPMENT, less
  accumulated depreciation and amortization                           1,129,400

OTHER ASSETS                                                            277,089
                                                          ----------------------
                                                                   $  4,846,475
                                                          ======================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                                      $   321,814
              Accrued expenses                                          143,884
              Income taxes payable                                      160,689
              Current maturities of long-term debt                       75,120
                                                          ----------------------
              TOTAL CURRENT LIABILITIES                                 701,507

LONG-TERM DEBT, less current maturities                                 997,130

DEFERRED INCOME TAXES                                                   195,000

SHAREHOLDERS' EQUITY
              Common stock - $.01 par value; 9,000,000 shares authorized;
                1,253,631 shares issued and outstanding                  12,536
              Capital in excess of par value                          1,781,672
              Retained earnings                                       1,158,630
                                                          ----------------------
                                                                      2,952,838

                                                          ----------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  4,846,475
                                                          ======================


The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                       Three Months                                      Nine Months
                                                    Ended September 30,                              Ended September 30,


                                                 2000                     1999                      2000                     1999
                                --------------------------   ------------------   ---------------------------  -------------------
NET SALES                                    $   1,621,109        $   1,415,555                 $   4,874,014        $   4,143,801

COST OF SALES                                      781,653              665,086                     2,277,947            1,964,494
                                --------------------------   ------------------   ---------------------------  -------------------
GROSS PROFIT                                       839,456              750,469                     2,596,067            2,179,307
                                --------------------------   ------------------   ---------------------------  -------------------

OPERATING EXPENSES
      Selling, G & A                               474,894              406,062                     1,384,654            1,341,702
      Research and development                     135,001              124,652                       396,940              403,539
                                --------------------------   ------------------   ---------------------------  -------------------
                                                   609,895              530,714                     1,781,594            1,745,241
                                --------------------------   ------------------   ---------------------------  -------------------

Operating Income                                   229,561              219,755                       814,473              434,066
                                --------------------------   ------------------   ---------------------------  -------------------

OTHER INCOME (EXPENSE)
    Rental Income                                   12,048               12,048                        36,146               36,146
    Interest Income                                 11,641                  873                        22,270                5,868
    Interest Expense                               (26,347)             (26,761)                      (75,578)             (87,650)
                                --------------------------   ------------------   ---------------------------  -------------------

       Earnings before income taxes                226,903              205,915                       797,311              388,430

Provision for income taxes                          81,380               77,602                       301,880              147,602
                                --------------------------   ------------------   ---------------------------  -------------------

NET EARNINGS                                    $  145,523           $  128,313                    $  495,431           $  240,828
                                ==========================   ==================   ===========================  ===================

Earnings per common share:
      Basic                                      $    0.12            $    0.10                     $    0.40            $    0.19
                                ==========================   ==================   ===========================  ===================
      Diluted                                    $    0.09            $    0.10                     $    0.31            $    0.18
                                ==========================   ==================   ===========================  ===================

Shares used in computing earnings per common share:

      Basic                                      1,253,631            1,248,631                     1,252,404            1,266,718
                                ==========================   ==================   ===========================  ===================
      Diluted                                    1,574,366            1,341,965                     1,594,512            1,310,385
                                ==========================   ==================   ===========================  ===================


The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)


                                Number of                                   Capital in
                                  shares               Common               excess of               Retained
                                  issued                stock                par value               earnings              Total
                                 -------               ------               ----------              --------               -----
Balance at January 1, 2000      1,248,631       $       12,486       $      1,740,472        $       663,199          $  2,416,157

Common stock issued for purchase
     of intangibles                 5,000                   50                 41,200                                       41,250
Net earnings                                                                                          495,431              495,431
                                   -                     -                    -
                            -------------------   ------------------   ---------------------   --------------------  --------------

Balance at September 30, 2000    1,253,631       $       12,536       $      1,781,672        $    1,158,630          $  2,952,838
                            ===================   ==================   =====================   ====================  ==============



The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                           Nine Months
                                                                                                       Ended September 30,
                                                                                      --------------------------- ------------------

                                                                                                 2000                    1999
                                                                                      --------------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net earnings                                                                      $    495,431             $240,828
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
              Depreciation and amortization                                                    206,314              113,082
              Decrease (increase) in operating assets:
                Accounts receivable                                                             96,051             (23,612)
                Inventories                                                                    (29,556)            (171,934)
                Prepaid expenses and other                                                     (43,511)               28,274
                Increase (decrease) in operating liabilities:
                Accounts payable                                                                49,298             (61,958)
                Accrued expenses and taxes                                                     (24,389)              192,869
                                                                                      --------------------------- ------------------

              Net cash provided by operating activities                                        749,638              317,549
                                                                                      --------------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                                                       (98,253)             (66,499)

     Purchase of intangibles                                                                  (110,000)                 -
     Cost of non-compete agreement                                                              -                  (203,124)
                                                                                      --------------------------- ------------------

              Net cash used in investing activities                                           (208,253)            (269,623)
                                                                                      --------------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments under mortgage obligation                                              (49,423)             (46,775)
     Net borrowings under debt obligations                                                      15,954              217,178
     Purchase of treasury stock                                                                 -                  (927,430)
     Proceeds from exercise of stock options                                                    -                     3,950
                                                                                      --------------------------- ------------------

              Net cash used in financing activities                                            (33,469)            (753,077)
                                                                                      --------------------------- ------------------

              Net increase (decrease) in cash and cash equivalents                             507,916            (705,151)

Cash and cash equivalents at beginning of period                                               370,527              919,630
                                                                                      --------------------------- ------------------

Cash and cash equivalents at end of period                                             $       878,443            $ 214,479
                                                                                      =========================== ==================

Non cash financing activities
     Issuance of common stock and note payable for purchase of
          intangibles                                                                  $         60,825


The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2000, the consolidated statement of earnings, stockholders' equity and cash flows for the nine-month and three-month periods then ended have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly, the financial position, results of operations and cash flows as of September 30, 2000 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report to Shareholders for the fiscal year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

2.       EARNINGS PER SHARE

The numbers of shares used in the Company's basic and diluted earnings per share computations are as follows:

                                                                         Three Months                 Nine Months
                                                                      Ended September 30,         Ended September 30,
                                                                 ----------------------------------------------------------
                                                                      2000           1999          2000          1999
                                                                 ----------------------------------------------------------
Weighted average common shares outstanding
   for basic earnings per share                                        1,253,631     1,248,631     1,252,404     1,266,718

Common stock equivalents for stock options                               320,735        93,334       342,108        43,667
                                                                        -----------    ------       -------        ------

Weighted average common shares outstanding
   for diluted earnings per share                                      1,574,366     1,341,965     1,594,512     1,310,385
                                                                       =========     =========     =========     =========


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

RESULTS OF OPERATIONS

Sales during the third quarter ended September 30, 2000 increased 15% to $1,621,109 compared to sales of $1,415,555 for the same period in 1999. The increase in sales was primarily due to an increase in sales of our Digital Subscriber Line (DSL) Test Equipment.

Cost of sales for the third quarter of $781,653 (or 48.2% of sales) increased compared to the $665,086 (or 47.0% of sales) during the same period in 1999. The decrease in our profit margin percentage was primarily a function of product mix.

Selling, general and administrative costs for the third quarter of $474,894 increased by $68,832 from $406,062 during the third quarter of 1999. The increase during the third quarter was due primarily to expenses incurred by Nextday.com, a wholly owned e-commerce subsidiary, and promotion of the Company's DSL product line. In particular, the Company participated at DSLcon '00 Asia held in Hong Kong and DSLcon '00 Fall held in Boston. Also during the third quarter, the Company announced the appointment of Mr. Jim Wright as its new Vice President, Chief Marketing Officer of Broadband Products. Mr. Wright will lead the Company's program in marketing DSL test equipment and other Broadband Products. Mr. Wright has more than 30 years experience in the telecommunications industry, including most recently as General Manager of Consultronics, Inc., a leading supplier of broadband test equipment including local loop simulators.

Research and development expenses for the third quarter of $135,001 increased by $10,349 from $124,652 during the same quarter in 1999. During the third quarter, we continued the development of our Universal Serial Bus (USB) product line and expect to introduce our first USB products during the fourth quarter of 2000. The USB products that should be introduced in the fourth quarter of 2000 include a USB-to-EIA 232 converter, a USB-to-RS 422 converter, a USB-to-RS 485 converter and a USB-to-Fiber converter. During the third quarter, the Company completed the development of a multi-line wire line simulator, the Model 458, which can simulate up to 16 local loops up to 20,500 feet each. The Company expects to begin shipping the model 458 during the fourth quarter of 2000.

Interest income increased to $11,641 during the third quarter of 2000 compared to $873 for the same period in 1999. This increase in interest income was due primarily to higher levels of cash on deposit. During the third quarter of 2000, we had rental income of $12,048, which was in line with the comparable quarter of 1999.

The effective tax rate in third quarter of 2000 was 35.9%, compared with 37.7 % in same quarter in 1999.

The net earnings of $145,523 or $.09 diluted per share for the third quarter of 2000 increased 13.4% compared to the net earnings of $128,313 or $.10 diluted per share in the same quarter in 1999. The increase in profitability is attributed to the increase in sales during the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 2000 was $749,638 compared to net cash provided of $317,549 in the same period of 1999. This change was due primarily to an increase in net earnings.

Working capital increased as of September 30, 2000 by $471,522 to $2,738,479 compared with $2,266,957 from December 31, 1999. The current ratio as of September 30, 2000 increased to 4.90:1 compared to 4.37:1 as of December 31, 1999.

We have an agreement with a financial institution, which provides us with a line of credit of up to $500,000 based on our eligible accounts receivable and purchased components and materials and finished goods inventories, as defined in the agreement. Further, the agreement contains certain financial covenants that require us to maintain a minimum level of tangible net worth and places limitations on the ratio of our total debt to our tangible net worth, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75%. There was no outstanding indebtedness under this line of credit as of September 30, 2000.

In January 1999, we secured an additional reducing revolving line of credit from the same institution that provides for initial borrowings up to a maximum of $1,000,000. Availability under the reducing revolving line of credit decreases by approximately $11,900 per month, and the line expires January 2006.
Availability  under  this  line  at of  September  30,  2000  was  approximately
$524,000. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90%. Net borrowings under this line of credit totaled $237,895 at September 30, 2000.

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


Date:    November 14, 2000