Form 10KSB
period 2000-12-31
TELEBYTE TECHNOLOGY INC
filed 2001-04-03
CIK 726451

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
                          (Mark One)(X) Annual Report
 Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the
                      fiscal year ended December 31, 2000

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to
                                _______________

                         Commission File Number 0-11883
                                 Telebyte, Inc.
               (Exact name of issuer as specified in its charter)
                              Delaware 11-2510138

        (State or other jurisdiction of (I.R.S. Employer incorporation )

         Identification No.)270 Pulaski Road, Greenlawn, New York 11740
                    (Address of principal executive offices)

         Issuer's telephone number, including area code (631) 423-3232

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.01 per share
                                (Title of class)

   Checkwhether the registrant (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past
                 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                               __X__ Yes _____ No

      Check if there is no disclosure of delinquent filers in response to
  Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
        III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

     The issuer's revenues for its most recent fiscal year were $6,464,528

  Theaggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 20, 2001 was $1,873,928

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock outstanding at March 20, 2001 was 1,253,631
 Transitional Small Business Disclosure Format (check one): Yes _____; No __X__

                   DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD LOOKING STATEMENTSCautionary Statements Regarding Forward-Looking Statements. Statements in this Annual Report on Form 10-KSB under the captions "Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and elsewhere in this Form 10-KSB, as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms 'believes,' 'belief,' "expects," "plans," "anticipates," or "intends," to be uncertain and forward-looking. All cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear.


PART 1

Item 1.    Description of Business Introduction

Telebyte, Inc., formerly known as Telebyte Technology, Inc. (herein either the "Company" or "Telebyte") was formed as a New York corporation in August 1983, re-incorporated in Nevada in 1987, and re-incorporated in Delaware in 1999. The Company changed its name to Telebyte, Inc. in 1999. The Company's headquarters are located in Greenlawn, New York

The Company is focused in two separate business segments.

The first segment is Telebyte, Inc, which is a manufacturer of technology products. This business segment carries out its activities through two divisions, Datacom and Broadband. The Datacom division is focused on premises and local area data communications products used with both twisted pair copper cable and fiber optic cable transmission media. The Broadband division is focused on test equipment products to be used in the development of signaling devices for technologies achieving broadband access to the Internet.


The second segment is DeliverNextday.com, Inc. d/b/a Nextday.com (Nextday.com) a wholly owned subsidiary of Telebyte which concentrates on reselling products manufactured by other companies over the Internet. Nextday.com's operations are carried out in Greenlawn, New York. Nextday.com has formed an alliance with a third party fulfillment company for the warehousing and distribution of its products. Nextday.com does not conduct any foreign operations. Nextday.com was incorporated in New York in 1999.

Business Developments for  1999 and 2000

During January 1999, the Company concluded negotiations with Joel A. Kramer for the purchase of his equity interest in the Company. Effective January 20, 1999, Joel A. Kramer, then the Chairman of the Board, President and Chief Executive Officer of Telebyte resigned these positions. In addition, the Company purchased all of the shares of common stock of the Company owned by Mr. Kramer and Mr. Kramer agreed to cancel options to purchase 10,000 shares of common stock of the Company for an aggregate consideration of $1,075,190 of which $867,510 was for such shares, $17,680 was for the cancellation of such options and $190,000 was in exchange for Mr. Kramer's restrictive covenant.
In addition, Mr. Kramer agreed not to compete with the business of the Company until January 19, 2003 and released the Company from certain potential claims relative to his previous employment. The Company also transferred a life insurance policy to Mr. Kramer, previously maintained for Mr. Kramer's benefit and having a cash value of approximately $80,000. However, it was intended that Mr. Kramer serve as a consultant to the Company through January 19, 2002 for an aggregate consideration of $165,000 plus reimbursement for certain expenses. See "Certain Relationships and Related Transactions."

With the departure of Mr. Kramer, Company leadership transferred to a new team consisting of Dr. Kenneth S. Schneider, a founder, as Chairman and CEO, and Mr. Michael Breneisen as President and COO. During 1999, the Company went through a major internal reorganization resulting in greater efficiencies in operations. This included restructuring the Sales and Marketing Dept. and carrying out customer technical support from the Engineering Dept.

In 1999, the Company formed Nextday.com as a wholly owned subsidiary in order to focus on the business-to-business e-commerce marketplace. Nextday.com was launched in the fourth quarter of 1999 with Michael Breneisen as its CEO.During 2000, Management developed a detailed three-year strategic plan. The primary goal of which is the initiation of activities designed to assist in the long-term growth of the Company. In particular, an aggressive and structured research and development program has been implemented for both the Datacom and Broadband divisions.

In order to realize the goals of the strategic plan, management restructured the product business of Telebyte into two (2) separate divisions: Datacom and Broadband. The Datacom division is focused on premises and local area data communications products used with both twisted pair copper cable and fiber optic cable transmission media. The Broadband division is focused on test equipment products to be used in the development of signaling devices for technologies achieving broadband access to the Internet. Each of these divisions has dedicated engineering (product development), sales and marketing resources. However, the divisions also make common use of Telebyte's Manufacturing and Administration departments. The Company recruited the former General Manager of Consultronics Inc. to manage sales and marketing for the Broadband division. Consultronics Inc. had been the Company's principal competitor in this product area. To enhance sales and marketing of the Broadband division, an office was opened in Duluth, Georgia.

The activities of the Company's e-commerce subsidiary, Nextday.com were significantly impacted when its Applications Service Provider ("ASP") announced the cessation of its business in 2000. This was a major setback in the growth of Nextday.com and as a result the Company decided not to rely on the services of an ASP for future operations. Instead, the Company decided to obtain and own required hardware and software for both Nextday.com and Telebyte. This became part of an overall approach "to e-business enable" the Company as a whole on a common platform. The Company expects to have Telebyte and Nextday on this new platform beginning in 2001.

Products Datacom Division

Within the data communications business area, the Company has four principal product groups: interface converters, short haul modems, LAN products, and surge/lightning protectors.


Interface Converters transform the characteristics of the electrical interface of one data terminal or communication device to enable it to be compatible with the electrical interface of another. This allows different devices to communicate. The conversion may include modifying the protocol and/or the physical transmission medium. By employing interface converters, a data communications network can be established or expanded using heterogeneous equipment types. Without the use of interface converters, such equipment would be unable to communicate. Because the data communications industry continues to develop new interface standards, the Company anticipates that the market may require new varieties of interface converters. We anticipate an expansion of the market for existing products and the creation of opportunities for new products. Customers for these products include system and network integrators. Telebyte's line of interface converters is available in most of the configurations now required by the market and includes programmable devices.

Short Haul Modems (alternatively referred to as either line drivers or limited distance modems) are communications signaling devices used to implement a data communications link over the short distances of the premises environment.
Customers for these products include system and network integrators. The premises environment is that of the office building, campus, industrial or other sites. Data communication distances here vary from a few feet to a few miles. Short haul modems are used to connect computers with accessory equipment such as terminals, printers, badge readers, scales, bar code readers, and other computer controlled machines. Short haul modems are also used in establishing data communications between personal computers and mini computers or mainframe computers. In some cases, short haul modems can be used to signal on telephone company (Telco) lines used for special services such as Internet access. Short haul modems are often confused with "dial-up" modems used for wide area network and/or Internet communications.

LAN  Products  support  Local  Area  Network  ("LAN")   computer   communication
connectivity in the office building, campus or manufacturing environment when such connectivity follows the Ethernet standard.

Surge/Lightning Protectors prevent computers, modems, and computer peripherals from damage caused by voltage and current surges. Such surges may result from lightning or other electronic disturbances.


Broadband Division

Within the broadband test equipment business area the Company's products have principally consisted of Digital Subscriber Line "DSL" Wire Line Simulators. These simulators are used in engineering design, performance verification and production testing of DSL modems and Digital Subscriber Line Access Multiplexers "DSLAMs". These products are used by design and development engineers, laboratory test and verification engineers and production test engineers. These simulators are used by companies that manufacture DSL modems and DSLAMs. They are used by companies, which purchase DSL modems and DLAMs. They are used by companies that manufacture the semiconductor chips used to manufacture DSL modems and DSLAMs.

The DSL modems are used as Customer Premises Equipment "CPE." They enable the user, the customer, at either residence or business to connect to the Internet by the broadband, high speed, DSL service. The DSLAMs are used at a Telephone Company (Telco) Central Office "CO." They are the TELCO termination of the customer's DSL line.

With one exception, the DSL Wire Line Simulators simulate the amplitude and delay of the local loop (twisted pair of cable) extending from the CO to the CPE. These products differ in the loop lengths and bandwidths that they can accurately represent. The single exception is a product that simulates the various noise and interference impairments present on the local loop.

Manufacturing

The Company generally manufactures and maintains an inventory of products based upon historical levels of demand and sales forecasts. Most of its products are standard or catalog items. On occasion, the Company produces custom products manufactured to a customer's specifications or for a specific application.

The Company experienced shortages of certain components during 2000. In particular, sales of the Broadband division were adversely affected by the worldwide shortage of capacitors during 2000.

The Company does not depend upon any particular source of supply, and not more than 10% of purchases were from a single supplier.



Research and Development

The research and new product development budget for 2001 is $700,000 compared to approximately $537,000 spent in 2000. The cost of research and development is not borne directly by the Company's customers. Government RegulationFederal, state and local environmental laws and regulations have no material impact on Telebyte or its business. The Company is subject to the governmental regulations that apply to businesses generally.

Sales and Marketing

Datacom Division

Activities within the Datacom division are performed by a Company employed sales staff under the management of the Director of Datacom Sales. Customer contact is maintained by telephone, fax and e-mail. Domestic sales in the United States are most often made directly to the end-user. End users include engineers, technicians and network integrators. However, there are some sales carried out through distributors. Sales outside the United States are primarily carried out through distributors although such distributors are not given countrywide exclusivity.

Marketing activities in this division are focused on and around the Internet using the web site www.telebyteusa.com. This web site includes various content for all of Telebyte's datacom products including product descriptions, specifications, application notes, and product manuals. Attracting an increasing number of customers to this web site is a high priority of the Company. To realize this end, the Company conducts search engine optimization activities. Specifically, the Company designs its web site pages to increase the likelihood that they will be ranked high by the major Internet search engines. Such search engine optimization increases the likelihood that customers for Telebyte's datacom products may find the Company's products on the Internet before other sources.

Other marketing activities in this division make use of a Telebyte full color catalog. However, distribution of this catalog is principally to customers and prospects in the Company's database. This division also makes use of new product press releases.

Broadband Division

Activities within the Broadband division are performed by a staff of Company employed field sales managers and sales engineers under the direction of the Vice President and Chief Marketing Officer (CMO) of broadband products. Customer contact is maintained by personal visit, telephone, fax and e-mail. Domestic sales in North America are strictly direct to the end-user. At present, sales outside North America are principally through distributors, which in most cases are given countrywide exclusivity. At present, outside North America, there are no sales to any particular country, which are exceptional.

Marketing   activities  in  this  division  rely  heavily  upon  attendance  and participation in trade shows focused on broadband products. These include the DSLcon and International Engineering Consortium.

Other marketing activities in this division have and will continue to make use of product brochures, new product press releases and other marketing collateral material.

The Company makes a significant effort to participate in Industry organizations and standards bodies such as DSL Forum, ANSI subcommittee T1E1.4, TIA's TR-30.3 and the ADSL Consortium Interoperability Laboratory at the University of New Hampshire. It is believed that such participation may bring the division's products greater exposure.


Competition

Datacom Division

There are a significant number of companies engaged in manufacturing and selling data communications equipment in the same markets as the Company's data communications business segment. Since Telebyte's product line is diverse, it is difficult to define and enumerate this competition. Several competitors are larger and more established than Telebyte. Such competitors have greater technical, capital, sales, marketing and other resources than does the Company.

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

Of these factors, the Company relies principally upon the price/performance ratio of its many products. However, Telebyte also attracts market share by its ability to fill orders quickly and provide technical support to its customers. Historically, the Company has not relied upon patents, registered trademarks or licenses to give it a competitive advantage. The Company does not have any patents or copyrights. The Company has one trademark, 'Telebyte.'

Broadband Division
Telebyte is fortunate in having had and still having only one principal competitor,Spirent LLC, a British test equipment company. Until 1999, the competitor was Consultronics Limited with headquarters in Concord, Ontario Canada. In 1999,Consultronics sold its local loop simulator line to Spirent, which placed the Consultronics products in its Communications group as the DLS Division. Spirent has an estimated 85% share of the loop simulator market.

Employees
As of December 31, 2000, the Company had 46 employees. None of the employees are represented by a labor union and the Company considers its employee relations to be good. The Company also uses subcontractors to support its current operations.


Backlog
At December 31, 2000, the Company's backlog was $693,306, all of which the Company expects to fill in fiscal 2001. Comparable backlog at December 31, 1999 was $200,669.

Item 2.     Description of Property

Telebyte's executive office, plant, and manufacturing facility are located in a 20,000 square foot building on 3.2 acres, at 270 Pulaski Road, Greenlawn, New York 11740. The Company purchased the land and building in September 1985. The Company refinanced the existing mortgage in March 1998, and the property now secures a mortgage loan payable on a fully self-amortizing basis over 10 years. Under the Mortgage Modification Agreement, interest is payable at 9.3% through June 1, 2003. At that time and every three years thereafter, the interest rate will be adjusted to the three-year weekly average US Treasury Constant Maturity Rate plus 3%. The outstanding principal balance of the mortgage loan, as of December 31, 2000, was $795,378. Management believes that all of its properties, plant, and equipment are well maintained and adequate for its requirements. Management believes that the property is adequately covered by insurance.

Of the 20,000 square feet, the Company has leased 5,300 square feet to an unaffiliated tenant. Management believes that Telebyte's existing manufacturing facilities are sufficient to support its present needs and anticipated growth, and the Company does not foresee any significant capital expansion of its plant in Greenlawn for the next three years.

The Company leases 2,167 square feet of office space in Duluth, Georgia where the Broadband Division staffs its sales and marketing personnel. The Company signed a three-year lease, which expires on October 31, 2003.


Item 3.   Legal Proceedings

Not applicable.

Item 4.             Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.   Market for the Company's Common Equity and Related Stockholder Matters

The
Company's common stock is traded in the over the counter bulletin board under the symbol "TBTI."

The following table sets forth the high and low bid prices for the common stock for each fiscal quarter during 2000 and 1999 as reported by NASDAQ Trading and Market Services. The bid and ask prices for the common stock on March 20, 2001 were $2 and $2.3125 respectively.


                           2000                                 1999

                  High               Low               High               Low
-----------  ----------------- ----------------- ------------------ ------------
1st Quarter     $13.50              $2.75             $2.625             $1.031
2nd Quarter       4.00               2.00              2.25               1.00
3rd Quarter       3.50               2.25              1.688              0.875
4th Quarter       3.25               1.187             3.813              1.25



The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

At March 20, 2001, there were approximately 221 holders of record of the Company's common stock. Most of the shares of the common stock are held in street name for a larger number of beneficial owners.

To date, Telebyte has not paid a cash dividend. The payment and amount of any future dividends will necessarily depend upon conditions then existing, including the Company's earnings, financial condition, working capital requirements, and other factors. The Company does not anticipate paying any dividends in the foreseeable future. The Company has no agreements that prohibit the payment of dividends by the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal 2000 Compared to Fiscal 1999

Sales for the year ended December 31, 2000 increased by $686,140 to $6,464,528 compared to $5,778,388 for 1999. This increase in sales is due primarily to an increase of the Company's broadband product line. Aggressive sales activity resulted in increased orders for the broadband product line offerings in 2000.

With respect to the sales in each of the Company's two divisions comparison results are as follows. For the Datacom division; the sale of interface converters represented 43.9% of Telebyte's revenue in 2000 as compared to 52.2% in 1999, the sale of short haul modems represented 21.7% of Telebyte's net sales in 2000 as compared to 25.2% in 1999, the sale of LAN products represented 5.5% of Telebyte's net sales in 2000 as compared with 7.3% in 1999, the sale of Surge/Lightning Protectors represented 5.5% of Telebyte's net sales in 2000 as compared with 4.1% in 1999. For the Broadband division Broadband test equipment represented 16.8% of Telebyte's net sales in 2000 as compared with 5.3% in 1999.

The gross profit for 2000 was 51.2% as compared to 52.4% for 1999.   This was
primarily a function of product mix.

Selling, general, and administrative costs increased by $229,275 to $1,969,518 in 2000, compared to $1,740,243 in 1999. The increase was due primarily to the startup costs associated with new facilities for the Broadband division in Duluth, Georgia and salary increases to existing personnel.


Research and development expenses increased marginally in 2000 to $537,236, or 8.3% of sales, from $518,096, or 9.0% of sales. Product development was directed at the continued enhancement of both the Company's Broadband and Datacom products. The Company completed the development of a multi-line wire line simulator, the Model 458, which can simulate up to 16 local loops up to 20,500 feet each. The Company began shipping the model 458 during the fourth quarter of 2000.


Interest expense, of $95,202 in 2000 decreased to 1.5% of sales as compared to $111,738, or 1.9% of sales in 1999. This decrease was due to reductions in outstanding debt during 2000. Interest expense is primarily incurred in connection with the mortgage note payable.

Interest income of $31,649 in 2000 increased compared to $7,674 in 1999. The increase in 2000 was due to higher average levels of cash on hand during 2000. In 2000, the Company had rental income of $48,195, equal to the 1999 rental income. Rental income is derived from the tenant in the Greenlawn, NY facility. For 2001, the Company expects rental income of approximately $48,000.

The Company generated net income of $503,922 or $0.32 diluted per share and 7.8% of sales, compared to $423,305 or $0.31 diluted per share, and 7.3% of sales, for 1999. The increase is primarily attributable to the increase in sales revenues.

The effective tax rate in 2000 was 36.0%, compared with 40.8% in 1999.   The
Company expects its effective tax rate for 2001 to beapproximately 40%.

Liquidity and Capital Resources

In 2000, the Company invested $214,326 in property and equipment, which was financed through internally generated funds. The Company generated $678,268 of cash flow from operations in 2000, compared to $586,536 in 1999. The increase was principally due to increased sales in 2000 as compared to 1999.

Working capital increased at December 31, 2000 by $224,936 to $2,491,893 compared with $2,266,957 at December 31, 1999. The increase was principally due to increased sales in 2000 as compared to 1999. The current ratio increased to
4.5 to 1 at December 31, 2000, compared to 4.4 to 1 at December 31, 1999.

The Company has an agreement with a financial institution, Merrill Lynch, expiring April 30, 2001, which provides the Company with a line of credit facility of up to $500,000 based on eligible accounts receivable and purchased components and materials and finished goods inventories of the Company, as defined in the agreement. Further, the agreement contains certain financial covenants which require the Company to maintain a minimum level of tangible net worth and places limitations on the ratio of the Company's total debt to Company's tangible net worth, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75%
(10.25% at December 31, 2000). There was no outstanding balance against this line at December 31, 2000.

In January 1999, the Company secured an additional Reducing Revolving Line of Credit from Merrill Lynch, which provides for initial borrowings up to a maximum of $1,000,000. Availability under the Reducing Revolving Line of Credit will be reduced monthly by approximately $11,900 and will expire January 2006. Availability under this line at December 31, 2000 was approximately $726,000. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90%. (9.45% at December 31, 2000). There was no outstanding balance against this line at December 31, 2000.

The Company believes that cash generated by the Company's operations, current cash and cash equivalents, and the line of credit should supply the cash resources to meet its cash needs for the next twelve months. Effect of InflationDuring the five-year period ended December 31, 2000, the Company was able to decrease its costs of sales of its products to compensate for the effect of inflation on the cost of components due in large part to changes in manufacturing methodology, namely, increasing the amount of product manufactured on a sub-contractor basis.

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

Item 7.           Financial Statements

The audited financial statements of the Company as of December 31, 2000 and 1999 and for the years then ended are included in this Annual Report on Form 10-KSB following Item 13 thereof.

Item 8. Changes in and Disagreements with Accountants in Accounting and Financial Disclosures

None


Part III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information concerning Company's officers and directors as of December 31, 2000. Telebyte's directors are elected to serve until the next annual meeting of shareholders or until their successors are elected and qualified. The executive officers are appointed annually by, and serve at the pleasure of, the Board of Directors.

Name, age, and positions      Business experience during past         Director
held with the Company         five years and principal occupation     since
---------------------         -----------------------------------     -----
Kenneth S. Schneider, Ph.D.,  Dr. Schneider served as Vice President    1983
age 55, Chairman, CEO,        and Treasurer from August 1983 to
Secretary, and                January 1999. He was elected
Director                      Secretary in June 1991. He became
                              Chairman of the Board and CEO in
                              January 1999.

Michael Breneisen, age 36,    Mr. Breneisen served as Controller        1999
President, COO, CFO,          from July 1992 and Vice President
Treasurer and Director        and CFO from January 1997.  He
                              became President, COO and CFO
                              in January 1999 and Treasurer in
                              March 2000. He became CEO of
                              Nextday.com in June 1999.

Jamil Sopher, age 57          Mr. Sopher is COO of Unisphere Inc.       1996
Director                      since September 2000.  Mr. Sopher
                              worked for the World Bank where he
                              was employed from 1980 to 2000.

Jonathan D. Casher, age 56    Mr. Casher is the founder, Chairman       2000
Director                      and CEO of RECAP, Inc.

Jim Wright, age 51            Mr. Wright was elected Vice President
Vice President,               in September 2000.  He previously held
Chief Marketing               the position of general manager of
Officer                       Consultronics, Inc. from 1992 to 2000.


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


                                                         Summary Compensation Table

                                        Annual Compensation                        Long-Term Compensation
                                        -------------------                        ----------------------
                                                                              Awards                   Payouts
                                                                              ------                   -------
         (a)             (b)        (c)        (d)          (e)          (f)            (g)              (h)                (i)
                                                                     Restricted
       Name and                                         Other Annual   Stock           Stock          Long-Term         All Other
 Principal Position      Year     Salary      Bonus     Compensation   Awards       Options/SARs   Incentive Payout    Compensation
 ------------------      ----     ------      -----     ------------   ------       ------------   ----------------    ------------
                                    ($)        ($)          ($)         (No.)          (No.)             ($)                ($)
Kenneth S. Schneider   2000       $136,836       0                          0             0            $4,080(3)          $5,110
   Chairman, CEO,                                            0
Secretary & Director   1999(1)    $125,685       0           0              0             0            $4,080(3)          $5,112

                       1998       $112,534    $22,000     $10,170(2)        0             0            $4,080(3)          $7,104

   Joel A. Kramer      1999(1)     $10,574       0         $1,726(2)        0             0               0              $95,243(4)
      (Former)
   President, CEO      1998       $124,306    $25,000     $20,130(2)        0             0            $5,747(3)          $8,040
     & Director



(1) Mr. Kramer left the employ of the Company in January 1999, at which time Dr. Schneider was elected the Chief Executive Officer by the Board of Directors, and at which time he dropped the title of Vice President.

(2) Commissions-Mr. Kramer received a 2.5% commission of net sales to customers not located within the United States.

(3)  Deferred Compensation - see Long-Term Incentive Plans Table below.

(4)  Consulting services and fringes.

             Long-Term Incentive Plans - Awards in Last Fiscal Year

                                                                 Estimated Future Payouts under Non-Stock Price-Based Plans
                                                                 ----------------------------------------------------------
                                            Performance or Other
                           Number of Shares,   Period Until
                           Units or Other       Maturation           Threshold           Target            Maximum
         Name                Rights (#)          Or Payout            ($ or #)          ($ or #)          ($ or #)
----------------------- ------------------ ---------------------- ----------------- ----------------- ------------------
 Kenneth S. Schneider                         April 16, 2010         $26,667(1)        $26,667(1)        $26,667(1)
    Chairman, CEO,
 Secretary & Director


(1) In 1990, the Company entered into a deferred compensation agreement with Kenneth S. Schneider, pursuant to which he will receive a defined amount, approximately 30% of his 1990 base salary, each year for a period of 10 years after reaching age 65. The deferred compensation plan is funded through life insurance and is being provided for currently. The expense charged to operations in 2000 for such future obligations was $4,080.





                   Aggregate Option Grants in Last Fiscal Year

                                                   % of Total Options         Exercise or
                            Number of Options     Granted to Employees        Base Price             Expiration
          Name                   Granted          in Fiscal Year 2000          ($/Share)                Date
          ----                   -------          -------------------          ---------                ----
     Joel A. Kramer                 0                      0                       -                      -

  Kenneth S. Schneider            5,000                  16.0%                  $1.625               12/20/2010



The following table sets forth information concerning each exercise of stock options during fiscal 2000 by each of the named executive officers and fiscal year-end value of unexercised options:



Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values


                                                                       Number of          Value of Unexercised
                            Number of Shares         Value        Unexercised Options     In-the-Money Options
          Name            Acquired on Exercise    Realized ($)    at December 31, 2000   at December 31, 2000(1)
          ----            --------------------    ------------    --------------------   -----------------------
     Joel A. Kramer                 0                  0                   0                      $0
  Kenneth S. Schneider              0                  0              205,000 (2)               $94,000

(1) Calculation based upon the closing price of the Company's common stock ($1.50 per share) as reported by Nasdaq Trading and Market Services on December 31, 2000.

(2) 60,000 option shares vest June 30, 2004, and the remaining 100,000 option shares vest January 1, 2005; subject, however, to accelerated events if certain targets are met.


Compensation Plans and Other Compensation

The Company's Board of Directors, with the approval of the stockholders, has adopted a Stock Option Plan (the "1999 Plan") and has reserved for issuance thereunder 500,000 shares of the Company's common stock. As of December 31, 2000, options to purchase an aggregate of 438,000 shares have been granted and there were 62,000 shares available for grants under the 1999 Plan. Pursuant to the 1999 Plan, the Company may grant options under the 1999 Plan which are intended either to qualify as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") ("Incentive Stock Options"), or not so qualify ("Nonstatutory Stock Options").

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

The exercise price of shares underlying an Incentive Stock option may not be less than the fair market value (as such term is defined in the 1999 Plan) of the common stock on the date upon which such option is granted. In addition, in the case of a recipient of an Incentive Stock Option who, at the time the option is granted, owns more than 10% of the total combined voting power of all classes of stock of the Company or of a parent or subsidiary corporation of the Company (a "10% Stockholder"), the exercise price of the shares subject to such option must be at least 110% of the fair market value of the common stock on the date upon which such option is granted.

The exercise price of shares underlying a Nonstatutory Stock Option will be determined by the Board of Directors or the Stock Option Committee at the time of grant and need not be equal to or greater than the fair market value of the Company's common stock.

In 1994 the Company adopted the 1993 Stock Option Plan (the "1993 Plan") under which options to purchase 100,000 shares of the common stock were reserved. All directors, officers or other key employees of the Company are eligible to participate in the 1993 Plan, which is administered by the Board of Directors of the Company. As of December 31, 2000, there were options to purchase 16,050 shares available under the 1993 Plan. Pursuant to the 1993 Plan, the Company is permitted to issue incentive stock options.

In 1987, the Company adopted a plan, which provided for grants to officers and key employees of the Company, of incentive stock options to purchase up to an aggregate of 250,000 shares of the Company's common stock. Options to purchase 10,800 shares are outstanding.

The Company has an informal bonus plan in which officers and other key personnel participate. The bonus award, if any, is fixed annually by the Board of Directors. There were no bonuses paid under this plan during fiscal year 2000.

The Company maintains a deferred compensation plan under Internal Revenue Code
Section 401(k). All employees are eligible to participate; the Company contributes 50% of the first 2% deferred by the employee. Each employee may voluntarily contribute up to 15% of annual compensation, or the maximum allowed as determined by the Internal Revenue Code.

During 2000, the Company renewed, for an additional three-year term, the employment agreement with Kenneth S. Schneider. The employment agreement provides that Dr. Schneider would receive a minimum salary of $105,155 per annum. During the employment period Dr. Schneider is entitled upon termination or expiration of the agreement under certain circumstances (including a change of control) to certain severance benefits.

During 1999, the Company entered into a three year employment agreement with Michael Breneisen. The employment agreement provides that Mr. Breneisen will receive a minimum salary of $75,000 per annum. During the employment period Mr. Breneisen is entitled upon termination or expiration of the agreement under certain circumstances (including a change of control) to certain severance benefits.

Except for life and medical insurance benefit programs, which are available to all employees, the Company has no other compensation plans.

The outside directors do not receive a per meeting fee, but do receive reimbursement of expenses for attending each meeting and is eligible to receive stock options.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2000 information concerning
(i) the shares held by each person or group known to own beneficially more than 5% of the outstanding shares of common stock, (ii) shares owned by the Chief Executive Officer (iii) shares owned by all executive officers and directors as a group.

  Name and Address of                 Number of Shares          Percent of
  Beneficial Owner                    Beneficially Owned        Class
  ----------------                    ------------------        -----
  Kenneth S. Schneider                 328,037(1)               23.4%
  270 Pulaski Road
  Greenlawn, NY 11740


  Michael Breneisen                     81,900 (2)              5.8%
  270 Pulaski Road
  Greenlawn, NY 11740


  Jamil Sopher                          36,730 (3)              2.6%
  270 Pulaski Road
  Greenlawn, NY 11740


  Jonathan D. Casher                      6,000 (4)             0.4%
  270 Pulaski Road
  Greenlawn, NY 11740



  Jim Wright                             15,000 (5)             1.1%
  270 Pulaski Road
  Greenlawn, NY 11740


  All executive officers and directors    467,667               33.3%
  As a group (5 in number)


(1) Includes 45,000 shares issuable upon exercise of stock options granted under the Company's 1999 Stock Option Plan. Does not include 160,000 shares issuable upon exercise of stock options under the 1999 Plan. Of such options 60,000 option shares vest June 30, 2004, and the remaining 100,000 option shares vest January 1, 2005; subject, however, to acceleration if certain targets are met.

(2) Includes 5,000 shares issuable upon exercise of stock options granted under the Company's 1987 Stock Option Plan. Includes 45,000 shares issuable upon exercise of stock options granted under the Company's 1999 Stock Option Plan. Does not include 160,000 shares issuable upon exercise of stock options under the 1999 Plan. Of such options 60,000 option shares vest June 30, 2004, and the remaining 100,000 option shares vest January 1, 2005; subject, however, to acceleration if certain targets are met.

(3) Includes 20,000 shares issuable upon exercise of stock options granted under the Company's 1993 Stock Option Plan. Includes 15,000 shares issuable upon exercise of stock options granted under the Company's 1999 Stock Option Plan.

(4) Includes 1,000 shares issuable upon exercise of stock options granted under the Company's 1993 Stock Option Plan. Includes 5,000 shares issuable upon exercise of stock options granted under the Company's 1999 Stock Option Plan.

(5) Includes 15,000 shares issuable upon exercise of stock options granted under the Company's 1993 Stock Option Plan.

Item 12. Certain Relationships and Related Transactions
Effective January 20, 1999, Joel A. Kramer, then the Chairman of the Board, President and Chief Executive Officer of the Company, resigned such positions. However, it was intended that Mr. Kramer would serve as a consultant to the Company through January 19, 2002 for an aggregate consideration of $165,000 plus reimbursement for certain expenses. In addition, the Company purchased all of the shares of common stock of the Company owned by Mr. Kramer and Mr. Kramer agreed to cancel options to purchase 10,000 shares of common stock of the Company for an aggregate consideration of $1,075,190, of which $867,510 was for such shares, $17,680 was for the cancellation of such options and $190,000 was in exchange for Mr. Kramer's restrictive covenant. In addition, Mr. Kramer agreed not to compete with the business of the Company until January 19, 2003 and released the Company from certain potential claims relative to his previous employment. The Company transferred a life insurance policy to Mr. Kramer, previously maintained for Mr. Kramer's benefit and having a cash value of approximately $80,000.

In December 1999, the Company received information indicating that Mr. Kramer had breached certain of the non-competition provisions of the Consulting Agreement entered into by Mr. Kramer and the Company and also of the Stock Purchase Agreement and the Termination Agreement entered into by Mr. Kramer and the Company. In response to this information the Company asserted its rights under the Consulting Agreement and cancelled it for cause on January 12, 2000, and ceased making payments thereunder. The Company is considering what further legal action it may take if any with respect to this situation as warranted under the circumstances.

Effective January 20, 1999 Dr. Kenneth S. Schneider was elected as Chairman of the Board and Chief Executive Office and Michael Breneisen as President and Chief Operating Officer of the Company. Dr.Schneider was a co-founder of the Company and has served as a Senior Vice President, Secretary, Treasurer and Director. Mr. Breneisen has served as Vice President and Chief Financial Officer; he will also continue to serve as Chief Financial Officer and act as a Director.

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

3(e) Certificate of ownership and merger, merging Telebyte Technology, Inc.
(a Nevada corporation) into Telebyte Technology, Inc. (a Delaware corporation) and is attached herein.

10(a) The Company's 1993 Stock Option Plan was filed as an Exhibit to the Company's definitive 1994 proxy statement filed in May 1994 (File No. 0-11883), and is incorporated by reference herein.

10(b) Commercial mortgage and consolidation agreement dated May 25, 1988 between Home Federal Savings Bank (now known as North Fork Bank) and Telebyte Technology, Inc., filed as an Exhibit to the Company's 1988 Annual Report on Form 10-K (File No. 0-11883) and is incorporated by reference herein.
10(c) Deferred compensation agreements dated December 12, 1990 between Telebyte Technology, Inc. and Joel A. Kramer and Kenneth S.Schneider, filed as an Exhibit to the Company's 1990 Annual Report on Form 10-K (File No. 0-11883) and is incorporated by reference herein. 10(e) $1,000,000 Revolving Line of Credit agreement dated June 23, 1994 between Merrill Lynch and Telebyte Technology,Inc. and was filed as an exhibit on Form 10-KSB for the year ended December 31, 1994 (File No. 0-11883) and is incorporated by reference herein.

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

(27) Financial Data Schedule.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter for the fiscal year ended December 31, 2000.

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


Date:    April 2, 2001


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.


April 2, 2001    __________\s\_____________
Kenneth S. Schneider, Director



April 2, 2001    ___________\s\____________
Jamil Sopher, Director


April 2, 2001    ___________\s\____________
Michael Breneisen, Director


April 2, 2001    ___________\s\____________
Jonathan D. Casher, Director

                          Telebyte, Inc. and Subsidiary

                          INDEX TO FINANCIAL STATEMENTS





                                                                            Page


Report of Independent Certified Public Accountants                           F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                 F-3

Consolidated Statements of Earnings for the years ended
    December 31, 2000 and 1999                                               F-5

Consolidated Statement of Shareholders' Equity for the years
    ended December 31, 2000 and 1999                                         F-6

Consolidated Statements of Cash Flows for the years ended
    December 31, 2000 and 1999                                               F-7

Notes to Consolidated Financial Statements                            F-8 - F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Telebyte, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Telebyte, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telebyte, Inc. and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





Melville, New York
March 15, 2001

                          Telebyte, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,



                                                     2000         1999
                                                  ----------   ----------
                                ASSETS
CURRENT ASSETS
    Cash and cash equivalents                     $  433,703   $  370,527
    Accounts receivable, net of allowance of
       $12,500 in 2000 and $16,000 in 1999           776,668      858,917
    Inventories                                    1,674,693    1,519,277
    Prepaid expenses and other                       118,553       55,124
    Deferred income taxes                            193,000      135,000
                                                  ----------   ----------

         Total current assets                      3,196,617    2,938,845




PROPERTY AND EQUIPMENT - AT COST,
    less accumulated depreciation                  1,186,410    1,124,583




OTHER ASSETS, NET                                    232,557      235,351
                                                  ----------   ----------


                                                  $4,615,584   $4,298,779
                                                  ==========   ==========





The accompanying notes are an integral part of these statements.

                          Telebyte, Inc. and Subsidiary

                                  December 31,


          LIABILITIES AND SHAREHOLDERS' EQUITY            2000         1999
                                                       ----------   ----------

     CURRENT LIABILITIES
         Accounts payable                              $  314,939   $  272,516
         Accrued expenses                                 153,254      147,633
         Accrued taxes payable                            154,720      181,329
         Current maturities of long-term debt              81,811       70,410
                                                       ----------   ----------

                         Total current liabilities        704,724      671,888


     LONG-TERM DEBT, less current maturities              734,531    1,015,734


     DEFERRED INCOME TAXES                                215,000      195,000

     COMMITMENTS AND CONTINGENCIES


     SHAREHOLDERS' EQUITY
         Common stock - $.01 par value;
           9,000,000 shares authorized; 1,253,631 and
           1,248,631 shares issued and outstanding
           in 2000 and 1999, respectively                  12,536       12,486
         Capital in excess of par value                 1,781,672    1,740,472
         Retained earnings                              1,167,121      663,199
                                                       ----------   ----------

                                                        2,961,329    2,416,157
                                                       ----------   ----------

                                                       $4,615,584   $4,298,779
                                                       ==========   ==========







The accompanying notes are an integral part of these statements.

                          Telebyte, Inc. and Subsidiary

                       CONSOLIDATED STATEMENTS OF EARNINGS

                             Year ended December 31,




                                                          2000         1999
                                                       ----------   ----------
     Net sales                                         $6,464,528   $5,778,388
     Cost of sales                                      3,155,494    2,748,875
                                                       ----------   ----------

              Gross profit                              3,309,034    3,029,513
                                                       ----------   ----------

     Operating expenses
         Selling, general and administrative            1,969,518    1,740,243
         Research and development                         537,236      518,096
                                                       ----------   ----------

                                                        2,506,754    2,258,339
                                                       ----------   ----------

              Operating profit                            802,280      771,174
                                                       ----------   ----------

     Other income (expense)
         Interest income                                   31,649        7,674
         Rental income                                     48,195       48,195
         Interest expense                                 (95,202)    (111,738)
                                                       ----------   ----------

                                                          (15,358)     (55,869)
                                                       ----------   ----------

              Earnings before income taxes                786,922      715,305

     Income tax provision                                 283,000      292,000
                                                       ----------   ----------

              NET EARNINGS                             $  503,922   $  423,305
                                                       ==========   ==========

     Earnings per common share:
         Basic                                         $     0.40   $      .34
                                                       ==========   ==========
         Diluted                                       $     0.32   $      .31
                                                       ==========   ==========

     Weighted average shares:
         Basic                                          1,252,713    1,262,159
                                                       ==========   ==========
         Diluted                                        1,578,648    1,349,348
                                                       ==========   ==========






The accompanying notes are an integral part of these statements.

                          Telebyte, Inc. and Subsidiary

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     Years ended December 31, 2000 and 1999



                                                      Number of                 Capital in
                                                       shares       Common       excess of      Retained    Treasury
                                                       issued        stock       par value      earnings      stock        Total
                                                     ----------    ---------    -----------    ----------   ---------    ----------
Balance at January 1, 1999                            1,661,066    $  16,611    $ 2,760,921    $  239,894   $(101,093)   $2,916,333

Common stock issued upon exercise of options              5,000           50          3,900                                   3,950

Purchase of treasury stock                                                                                   (927,431)     (927,431)

Retirement of treasury stock                           (417,435)      (4,175)    (1,024,349)                1,028,524

Net earnings                                                                                      423,305                   423,305
                                                     ----------    ---------    -----------    ----------   ---------    ----------

Balance at December 31, 1999                          1,248,631       12,486      1,740,472       663,199        --       2,416,157

Common stock issued for purchase of intangibles           5,000           50         41,200                                  41,250

Net earnings                                                                                      503,922                   503,922
                                                     ----------    ---------    -----------    ----------   ---------    ----------

Balance at December 31, 2000                          1,253,631    $  12,536    $ 1,781,672    $1,167,121   $    --      $2,961,329
                                                     ==========    =========    ===========    ==========   =========    ==========



The accompanying notes are an integral part of this statement.

                          Telebyte, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                            2000         1999
                                                         ---------    ---------
Cash flows from operating activities
    Net earnings                                         $ 503,922    $ 423,305
    Adjustments to reconcile net earnings to net
       cash provided by operating activities
          Provision for bad debt expense                     1,351
          Depreciation and amortization                    307,620      232,333
          Deferred income taxes                            (38,000)     110,000
          Imputed interest                                   1,389
          Decrease (increase) in operating assets
              Accounts receivable                           80,898     (210,450)
              Inventories                                 (155,416)     (97,303)
              Prepaid expenses and other                   (44,931)      15,853
          (Decrease) increase in operating liabilities
              Accounts payable                              42,423      (79,493)
              Accrued expenses and taxes                   (20,988)     192,291
                                                         ---------    ---------

         Net cash provided by operating activities         678,268      586,536
                                                         ---------    ---------

Cash flows from investing activities
    Additions to property and equipment                   (214,326)    (167,844)
    Purchase of intangibles                               (110,000)
    Cost of non-compete agreement                                      (203,124)
                                                         ---------    ---------

         Net cash used in investing activities            (324,326)    (370,968)
                                                         ---------    ---------

Cash flows from financing activities
    Principal payments under mortgage obligation           (68,825)     (63,131)
    Net (payments) borrowings under line-of-credit
         agreement                                        (221,941)     221,941
    Purchase of treasury stock                                         (927,431)
    Proceeds from exercise of stock options                               3,950
                                                         ---------    ---------

         Net cash used in financing activities            (290,766)    (764,671)
                                                         ---------    ---------

         NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                          63,176     (549,103)

Cash and cash equivalents at beginning of year             370,527      919,630
                                                         ---------    ---------

Cash and cash equivalents at end of year                 $ 433,703    $ 370,527
                                                         =========    =========

Non cash financing activities
     Issuance of common stock and note payable for
          purchase of intangibles                        $  60,825




The accompanying notes are an integral part of these statements.

                          Telebyte, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Telebyte, Inc. and Subsidiary (the "Company") designs, manufactures and markets electronic data communications products. The Company's products are primarily sold to end-users, domestic dealers and distributors, foreign dealers and distributors and original equipment manufacturers. Through the Company's wholly owned subsidiary, DeliverNextday.com,Inc. d/b/a Nextday.com ("Nextday.com") the Company, utilizing electronic commerce (e-commerce) via the Internet, resells products manufactured principally by other companies in the business to business marketplace. The Company currently operates in two business segments, data communications and e-commerce. The Company does not depend upon sales to a single customer or a limited group of customers and there were no sales to a single customer during the last two years exceeding 10% of net sales. The Company has no foreign operations. Export sales were $967,000 and $694,000 in 2000 and 1999, respectively.

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

                           December 31, 2000 and 1999



NOTE A (continued)

     4.   Other Assets

          Other assets include the unamortized costs of certain intangible assets including a restrictive covenant, license agreement and deferred loan costs. Amortization is provided for on a straight-line basis over the shorter of the estimated useful lives or the related contractual life.

     5.   Income Taxes

          Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     6.   Advertising

          Advertising costs are expensed as incurred and totaled $63,000 and $37,000 in 2000 and 1999, respectively.

     7.   Earnings Per Share

          Basic earnings per share is determined by dividing the Company's net earnings by the weighted average shares outstanding. Diluted earnings per share includes the dilutive effects of outstanding stock options. Excluded from the calculation of diluted earnings per share are 28,500 and 9,500 options to purchase the Company's common stock in 2000 and 1999, respectively, as their inclusion would have been anti-dilutive.

     8.   Stock-Based Compensation Plans

          The Company maintains three fixed stock option plans, as more fully described in Note G to the consolidated financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, and, accordingly, recognizes no compensation expense. Therefore, the Company has elected the disclosure provisions only of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                          Telebyte, Inc. and Subsidiary

                           December 31, 2000 and 1999



NOTE A (continued)

     9.   Statements of Cash Flows

          For purposes of the statements of cash flows, the Company considers highly liquid cash investments with an original maturity of three months or less to be cash equivalents. The Company paid interest of $94,313 and $90,579 and income taxes of $356,642 and $6,419 in 2000 and 1999, respectively.

     10.  Revenue Recognition

          Revenue is recognized from sales when a product is shipped and title passes to customers. Service fees are recognized upon the completion of the related service.

     11.  Shipping and Handling Costs

          Pursuant to EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company includes fees billed to a customer relating to shipping and handling costs in net sales. All shipping and handling expenses incurred by the Company are included in cost of sales. Prior year amounts have been restated to conform to the current year presentation.

     12.  Use of Estimates and Fair Value of Financial Instruments

          In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Management of the Company believes that the fair value of financial instruments, consisting of cash, accounts receivable and debt, approximate carrying value due to the immediate or short-term maturity associated with its cash and accounts receivable and the interest rates associated with its debt.

                          Telebyte, Inc. and Subsidiary

                           December 31, 2000 and 1999



NOTE A (continued)

     13.  Segment Reporting

          The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131") "Disclosures About Segments of an Enterprise and Related Information," for the year ended December 31, 2000. SFAS No. 131 requires that the Company disclose certain information about its business segments, defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance."


NOTE B - INVENTORIES

     Inventories consist of the following at December 31:


                                                        2000             1999
                                                     ----------       ----------
Purchased components and materials                   $  756,812       $  555,299
Work in process                                         369,213          347,596
Finished goods                                          548,668          616,382
                                                     ----------       ----------
                                                     $1,674,693       $1,519,277
                                                     ==========       ==========


NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:


                                                        2000             1999
                                                     ----------       ----------
Land                                                 $  300,000       $  300,000
Building and improvements                             1,029,183        1,024,583
Equipment                                               689,494          685,859
Software                                                 89,763           77,563
                                                     ----------       ----------

                                                      2,108,440        2,088,005
Less accumulated depreciation                           922,030          963,422
                                                     ----------       ----------

                                                     $1,186,410       $1,124,583
                                                     ==========       ==========

                          Telebyte, Inc. and Subsidiary

                           December 31, 2000 and 1999



NOTE D - DEBT

     1.   Line of Credit Facility

          The Company has an agreement with a financial institution, expiring April 30, 2001, which provides the Company with a line of credit facility of up to $500,000 based on eligible accounts receivable and purchased components and materials and finished goods inventories of the Company, as defined in the agreement. Further, the agreement contains certain financial covenants which require the Company to maintain a minimum level of tangible net worth and places limitations on the ratio of the Company's total debt to Company's tangible net worth, as defined in the agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75% (10.25% at December 31, 2000). There was no outstanding balance against this line at December 31, 2000 and 1999.

          In January 1999, the Company secured an additional Reducing Revolving line of credit from this institution, which provides for initial borrowings up to a maximum of $1,000,000. Availability under the Reducing Revolving line of credit will be reduced monthly by approximately $11,900 and will expire January 2006. Availability under this line at December 31, 2000 was approximately $726,000. Borrowings under this loan agreement bear interest at the 30 Day Commercial Paper Rate plus 2.90%. (9.45% at December 31, 2000). There was no outstanding balance against this line at December 31, 2000.


     2.   Mortgage Note

          The Company's first mortgage note is collateralized by land and building. The remaining unpaid mortgage note balance at December 31, 2000 is payable in equal monthly installments of $12,297 (inclusive of interest at 9.3%) with a maturity date of June 2008. On June 1, 2000 the interest rate was increased to 9.3% in accordance with the terms of the mortgage modification agreement. At that time, and every three years thereafter, the interest rate will be adjusted to the three-year weekly average U.S. Treasury Constant Maturity Rate plus 3%.

          Financing and other costs aggregating $95,122 incurred in connection with the acquisition of real property and the refinancing of mortgage debt are stated at cost, net of accumulated amortization of $63,582 and $58,402 at December 31, 2000 and 1999, respectively, and are included in "Other assets" in the accompanying balance sheets. Amortization is provided on a straight-line basis over the life of the mortgage note.

                          Telebyte, Inc. and Subsidiary

                           December 31, 2000 and 1999



NOTE D (continued)

Long-term debt is summarized as follows at December 31:



                                                        2000             1999
                                                     ----------       ----------
Reducing revolving line of credit                                     $  221,941
Domain name note payable in five annual
     installments of $5,000 beginning on
     March 8, 2001, net deferred
     interest of $4,036                              $   20,964
First mortgage note payable to bank in
     equal monthly installments, including
     interest, through June 2008                        795,378          864,203
                                                     ----------       ----------
                                                        816,342        1,086,144
Less current maturities                                  81,811           70,410
                                                     ----------       ----------

                                                     $  734,531       $1,015,734
                                                     ==========       ==========


Aggregate maturities of long-term debt as of December 31, 2000 are as follows:


                            2001                      $ 81,811
                            2002                        88,095
                            2003                        96,610
                            2004                       105,947
                            Thereafter                 443,879
                                                      --------
                                                      $816,342
                                                      ========


NOTE E - EMPLOYEE BENEFIT PLANS

     The Company sponsors an employee investment savings 401(k) plan to which both the Company and employees contribute. All employees are eligible to participate; the Company contributes 50% of the first 2% deferred by the employee. Each employee may voluntarily contribute up to 15% of annual compensation, or the maximum allowed as determined by the Internal Revenue Code. Benefits are 100% vested and are payable upon the employee's death, disability, retirement, termination and under certain financial circumstances. Employer contributions of $8,485 and $6,564 were made to the plan in 2000 and 1999, respectively.

                          Telebyte, Inc. and Subsidiary

                           December 31, 2000 and 1999



NOTE E (continued)

     The Company maintains a deferred compensation agreement with a key officer, whereby the officer will receive a defined amount approximating 30% of his 1990 base salary for a period of 10 years after reaching age 65. The deferred compensation plan is funded through life insurance and is being provided for currently. The expense charged to operations in 2000 and 1999 for such future obligations was approximately $4,080 in each year.


NOTE F - INCOME TAXES

     The provision for income taxes is summarized as follows:



                                                        2000             1999
                                                     ----------       ----------
Current
    Federal                                          $  271,000       $  140,000
    State                                                50,000           42,000
                                                     ----------       ----------

                                                        321,000          182,000

Deferred tax (benefit) expense                          (38,000)         110,000
                                                     ----------       ----------

                                                     $  283,000       $  292,000
                                                     ==========       ==========


     The actual income tax expense differs from the Federal statutory rate as follows:

                                                                              2000                                1999
                                                                  -------------------------            ------------------------
                                                                    Amount               %              Amount              %
                                                                  ---------            ----            --------           ----
     Federal statutory rate                                       $ 267,500            34.0%           $243,000           34.0%
     State income taxes, net of
        Federal income tax benefit                                   33,000             4.2              39,000            5.4
     Officers' life insurance                                         2,000              .2               3,000             .4
     Adjustment of net operating loss
         carryforwards and other non-
         recurring items                                                                                 85,000           11.9
     Benefit of net operating loss
         carryforward and other credits                                                                 (78,000)         (10.9)
     Other permanent differences                                    (19,500)           (2.4)
                                                                  ---------            ----            --------           ----
                                                                  $ 283,000            36.0%           $292,000           40.8%
                                                                  =========            ====            ========           ====

                          Telebyte, Inc. and Subsidiary

                           December 31, 2000 and 1999



NOTE F (continued)

     The tax effects of temporary differences which give rise to deferred tax assets (liabilities) at December 31, 2000 and 1999, are summarized as follows:


                                                        2000             1999
                                                     ----------       ----------
Deferred tax assets
    Deferred compensation                            $   83,000       $   46,000
    Inventory valuation                                  71,000           67,000
    Allowance for doubtful accounts                      18,000            6,000
    Accrued expenses                                     21,000           16,000
                                                     ----------       ----------

          Gross deferred tax assets                     193,000          135,000

Deferred tax liabilities
    Excess tax over book depreciation
      and amortization                                 (215,000)        (195,000)
                                                     ----------       ----------


 Net deferred tax liability                          $  (22,000)      $  (60,000)
                                                     ==========       ==========


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

     In 1994, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"), which provides for the granting to directors and key employees of the Company of incentive stock options and nonqualified stock options for the purchase of a maximum of 100,000 shares of the Company's common stock. Under the terms of the 1993 Plan, the options, which expire ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant for incentive stock options and at prices determined by the Board of Directors for nonqualified stock options, and become exercisable in accordance with terms established at the time of the grant. At December 31, 2000, there were 16,050 shares available for grant under the 1993 Plan.

                          Telebyte, Inc. and Subsidiary

                           December 31, 2000 and 1999



NOTE G (continued)

     In 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"), which provides for the granting to employees, non-employee directors, consultants and advisors of the Company, of incentive stock options and nonqualified stock options for the purchase of a maximum of 500,000 shares of the Company's common stock. Under the terms of the 1999 Plan, the options, which expire ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant for incentive stock options and at prices determined by the Board of Directors for nonqualified stock options, and become exercisable in accordance with terms established at the time of the grant. At December 31, 2000, there were 62,000 shares available for grant under the 1999 Plan.

     The following is a summary of activity with respect to stock options under the plans:

                                                                                                           Weighted average
                                                                  Shares           Price per share         price per share
                                                                  ------           ---------------         ----------------
       Outstanding at January 1, 1999                              64,550           .3125 to 3.80                $2.08
           Granted                                                460,000          1.0300 to 1.28                 1.03
           Exercised                                               (5,000)          .79                            .79
           Expired                                                (34,250)          .6850 to 3.80                 2.29
                                                                  -------

       Outstanding at December 31, 1999                           485,300           .3125 to 3.80                 1.09
           Granted                                                 42,000          1.6250 to 2.875                2.21
           Expired                                                 (3,300)          .3125 to 1.28                 1.05
                                                                  -------

       Outstanding at December 31, 2000                           524,000           .90 to 3.80                   1.18
                                                                  =======

       Balance exercisable at December 31, 2000                   164,375           .90 to 3.80                   1.23
                                                                  =======

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2000:

                                                    Options outstanding                          Options exercisable
                                    ------------------------------------------------      --------------------------
                                                          Weighted         Weighted                             Weighted
                                                           average          Average                              average
               Ranges of                                  remaining        Exercise                             exercise
            exercise prices             Shares          life in years        Price            Shares              price
            ---------------             ------          -------------      ---------          ------            -------
           $ .90 to $2.00              495,500              8.41             $ 1.06           157,000             $1.11
           $2.75 to $3.80               28,500              8.88               3.18             7,375              3.76


     The weighted-average option fair value on the grant date was $1.77 and $.82 for options issued during the years ended December 31, 2000 and 1999, respectively.

                          Telebyte, Inc. and Subsidiary

                           December 31, 2000 and 1999



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


                                                      2000             1999
                                                   ----------       ----------
Net earnings
    As reported                                    $503,922         $423,305
    Pro forma                                       384,228          381,724
Basic earnings per common share
    As reported                                        $.40             $.34
    Pro forma                                           .31              .30
Diluted earnings per common share
    As reported                                        $.32             $.31
    Pro forma                                           .24              .28

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1997. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2000 and 1999: expected volatility of 121%; risk-free interest rates ranging from 5.08% to 6.15% in 2000 and 4.86% to 4.98% in 1999. The expected lives of options issued are four years for 2000 and 1999.

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

                          Telebyte, Inc. and Subsidiary

                           December 31, 2000 and 1999



NOTE H - BUSINESS SEGMENTS

     The Company has two reportable segments: Telebyte is a manufacturer of technology products and Nextday.com distributes products through e-commerce.

     The Company's chief operating decision maker utilizes net sales and net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments for the years ended December 31, 2000 and 1999 are as follows:


                                                        2000             1999
                                                     ----------       ----------
Net sales from external customers
    Telebyte                                         $6,213,225       $5,746,785
    Nextday.com                                         251,303           31,603
                                                     ----------       ----------

                                                     $6,464,528       $5,778,388
                                                     ==========       ==========

Intersegment net sales
    Telebyte                                         $  143,745       $   22,559
    Nextday.com                                            --               --
                                                     ----------       ----------

                                                     $  143,745       $   22,559
                                                     ==========       ==========

Operating profit (loss)
    Telebyte                                         $1,140,856       $  923,344
    Nextday.com                                       (338,576)        (152,170)
                                                     ----------       ----------

                                                     $  802,280       $  771,174
                                                     ==========       ==========

Interest expense
    Telebyte                                         $   95,202       $  111,738
    Nextday.com                                            --               --
                                                     ----------       ----------

                                                     $   95,202       $  111,738
                                                     ==========       ==========

                          Telebyte, Inc. and Subsidiary

                           December 31, 2000 and 1999



NOTE H (continued)


                                                        2000             1999
                                                     ----------       ----------
Other income
    Telebyte                                         $   77,239       $   55,540
    Nextday.com                                           2,605              329
                                                     ----------       ----------

                                                     $   79,844       $   55,869
                                                     ==========       ==========

Income tax provision (benefit)
    Telebyte                                         $  404,000       $  354,000
    Nextday.com                                        (121,000)         (62,000)
                                                     ----------       ----------

                                                     $  283,000       $  292,000
                                                     ==========       ==========

Identifiable assets
    Telebyte                                         $4,471,001       $4,099,014
    Nextday.com                                         144,583          199,765
                                                     ----------       ----------

                                                     $4,615,584       $4,298,779
                                                     ==========       ==========

Capital expenditures
    Telebyte                                         $  198,153       $   79,185
    Nextday.com                                          16,173           88,659
                                                     ----------       ----------

                                                     $  214,326       $  167,844
                                                     ==========       ==========

Depreciation and amortization
    Telebyte                                         $  218,382       $  220,390
    Nextday.com                                          89,238           11,943
                                                     ----------       ----------

                                                     $  307,620       $  232,333
                                                     ==========       ==========


NOTE I - COMMITMENTS AND CONTINGENCIES

     Former Chairman

     Effective January 20, 1999, then Chairman of the Board, President and Chief Executive Officer of the Company (the "Former Chairman") resigned his positions with the Company. However, the Former

                          Telebyte, Inc. and Subsidiary

                           December 31, 2000 and 1999



NOTE I (continued)

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

     Lease Commitments

     The Company leases office space and certain equipment used in its operations pursuant to noncancellable operating leases expiring through August 2003. Rental expense for office space and such equipment was $17,453 and $10,218 in 2000 and 1999, respectively. The minimum rental commitments under these noncancellable operating leases, at December 31, 2000, are summarized as follows:



                        2001                     $  52,765
                        2002                        52,718
                        2003                        43,166
                                                  --------

                                                  $148,649
                                                  ========

                          Telebyte, Inc. and Subsidiary

                           December 31, 2000 and 1999



NOTE I (continued)

Employment Contracts

     The Company has employment contracts with various officers with remaining terms of approximately three years at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 2000 under such contracts is approximately $727,000.


NOTE J - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                             December 31,
                                                     ---------------------------
                                                        2000             1999
                                                     ----------       ----------
Numerator
         Net income                                  $  503,922       $  423,305
                                                     ==========       ==========

Denominator
    Denominator for basic earnings per share
       (weighted-average shares)                      1,252,713        1,262,159
                                                                      ==========
    Effect of dilutive securities
      (employee stock options)                          325,935           87,189
                                                     ----------       ----------
    Denominator for diluted earnings per share
      (adjusted weighted-average shares and
      assumed conversions)                            1,578,648        1,349,348
                                                     ==========       ==========
Basic earnings per share                             $      .40       $      .34
                                                     ==========       ==========
Diluted earnings per share                           $      .32       $      .31
                                                     ==========       ==========