Form 10QSB
period 2001-03-31
TELEBYTE TECHNOLOGY INC
filed 2001-05-15
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001


[ ] TRANSITON REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from_______________ to __________________

                         Commission File Number: 0-11883


                                 TELEBYTE, INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                                  11-2510138
(State or other jurisdiction of               (IRS Employer Identification No.)
   incorporation or organization)

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

                 Yes     X                 No
                       ----                    ----

As of May 15, 2001, there were outstanding 1,253,631 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                 Yes                       No   X
                       ----                    ----

                           TELEBYTE, INC. & SUBSIDIARY

                                      INDEX

         Part I        Financial Information

               Item 1.    Consolidated Financial Statements

                                 Consolidated Balance Sheet
                                 March 31, 2001 (Unaudited)

                                 Consolidated Statements of Earnings
                                 Three months ended
                                 March 31, 2001 and 2000 (Unaudited)

                                 Consolidated Statement of Shareholders' Equity Three months ended
                                 March 31, 2001 (Unaudited)

                                 Consolidated Statements of Cash Flows Three months ended March 31, 2001 and 2000 (Unaudited)

                                 Notes to Condensed Consolidated Financial
                                 Statements (Unaudited)

               Item 2.    Management's Discussion and
                          Analysis or Plan of Operation


         Part II       Other Information

Part I        Financial Information
Item 1.       Financial Statements

                           TELEBYTE, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)


ASSETS
CURRENT ASSETS
              Cash and cash equivalents                                     $   44,085
              Accounts receivable, less
                allowance for doubtful accounts of $14,000                     779,286
              Inventory                                                      2,407,367
              Prepaid expenses                                                 106,607
              Deferred income taxes                                            193,000
                                                                            ----------
              TOTAL CURRENT ASSETS                                           3,530,345

PROPERTY, PLANT AND EQUIPMENT, less
  accumulated depreciation and amortization                                  1,205,421

OTHER ASSETS                                                                   210,675
                                                                            ----------
                                                                            $4,946,441
                                                                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                                              $  437,778
              Accrued expenses                                                 237,859
              Income taxes payable                                              70,300
              Borrowings under line-of-credit                                   93,165
              Current maturities of long-term debt                              81,811
                                                                            ----------
              TOTAL CURRENT LIABILITIES                                        920,913

LONG-TERM DEBT, less current maturities                                        711,541

DEFERRED INCOME TAXES                                                          215,000

SHAREHOLDERS' EQUITY
              Common stock - $.01 par value; 9,000,000 shares authorized;
                1,253,631 shares issued and outstanding                         12,536
              Capital in excess of par value                                 1,781,672
              Retained earnings                                              1,304,779
                                                                            ----------
                                                                             3,098,987
                                                                            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $4,946,441
                                                                            ==========


The accompanying notes are an integral part of this financial statement.

                           TELEBYTE, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                        Three Months
                                                                        ended March 31,
                                                                        ---------------
                                                                    2001            2000
                                                                    ----            ----

NET SALES                                                       $ 1,679,232    $ 1,711,620
COST OF SALES                                                       790,025        833,513
                                                                -----------    -----------
GROSS PROFIT                                                        889,207        878,107
                                                                -----------    -----------

OPERATING EXPENSES
      Selling, general and administrative                           600,483        464,066
      Research and development                                      140,204        131,811
                                                                -----------    -----------
                                                                    740,687        595,877
                                                                -----------    -----------

Operating Income                                                    148,520        282,230
                                                                -----------    -----------

OTHER INCOME (EXPENSE)
    Other income                                                     78,800           --
    Rental income                                                    12,049         12,049
    Interest income                                                   5,057          4,815
    Interest expense                                                (19,268)       (26,636)
                                                                -----------    -----------

       Earnings before income taxes                                 225,158        272,458

Provision for income taxes                                           87,500        105,500
                                                                -----------    -----------

NET EARNINGS                                                    $   137,658    $   166,958
                                                                ===========    ===========

Earnings per common share:
      Basic                                                     $      0.11    $      0.13
                                                                ===========    ===========
      Diluted                                                   $      0.09    $      0.10
                                                                ===========    ===========

Shares used in computing earnings per common share:
      Basic                                                       1,253,631      1,249,909
                                                                ===========    ===========
      Diluted                                                     1,515,531      1,636,518
                                                                ===========    ===========


The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)




                               Number of               Capital in
                                shares       Common    excess of      Retained
                                issued       stock     par value      earnings     Total
                               ---------     ------    ---------      --------     -----

Balance at January 1, 2001    1,253,631   $   12,536   $1,781,672   $1,167,121   $2,961,329




Net earnings                                                           137,658      137,658
                              ---------   ----------   ----------   ----------   ----------
Balance at March 31, 2001     1,253,631   $   12,536   $1,781,672   $1,304,779   $3,098,987
                              =========   ==========   ==========   ==========   ==========

The accompanying notes are in integral pat of his finanacial statement.

                           TELEBYTE, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Three Months
                                                                                  ended March 31,

                                                                               2001          2000
                                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                            $ 137,658    $ 166,958
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
             Depreciation and amortization                                      57,669       62,069
             Decrease (increase) in operating assets:
               Accounts receivable                                              (2,618)     (51,870)
               Inventories                                                    (732,674)      83,120
               Prepaid expenses and other                                       16,975        3,351
               Increase (decrease) in operating liabilities:
               Accounts payable                                                122,839       86,179
               Accrued expenses and taxes                                          185     (129,632)
                                                                               -------      -------
             Net cash (used in) provided by operating activities              (399,966)     220,175
                                                                               -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                                       (59,827)     (42,251)
     Purchase of intangibles                                                      --       (110,000)
                                                                               -------      -------
             Net cash used in investing activities                             (59,827)    (152,251)
                                                                               -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments under mortgage obligation                              (17,990)     (14,602)
     Net (payments) borrowings under debt obligations                           (5,000)       4,905
     Net borrowings under line-of-credit                                        93,165         --
     Proceeds from exercise of stock options                                      --           --
                                                                               -------      -------
             Net cash provided by (used in) investing activities                70,175       (9,697)
                                                                               -------      -------
             Net (decrease) increase in cash and cash equivalents             (389,618)      58,227

Cash and cash equivalents at beginning of period                               433,703      370,527
                                                                               -------      -------
Cash and cash equivalents at end of period                                   $  44,085    $ 428,754
                                                                               =======      =======

Non cash financing activities
     Issuance of common stock and note payable for purchase of
          intangibles                                                                     $  60,825

The accompanying notes are an integral part of these financial statements

                           TELEBYTE, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2001, the consolidated statement of earnings, stockholders' equity and cash flows for the three-month period then ended have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present, fairly, the financial position, results of operations and cash flows at March 31, 2001 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.


2.   EARNINGS PER SHARE

The number of shares used in the Company's basic and diluted earnings per share computations are as follows:




                                                      Three months ended
                                                          March 31,
                                                    2001             2000
                                                ----------       ----------

Weighted average common shares outstanding
   for basic earnings per share                  1,253,631       1,249,909

Common stock equivalents for stock options         261,900         386,609
                                                 ---------       ---------

Weighted average common shares outstanding
    for diluted earnings per share               1,515,531       1,636,518
                                                 ---------       ---------




Excluded from the calculation of diluted earnings per share for the three months ended March 31, 2001 are 28,500 options to purchase the Company's common stock, as their inclusion would be anti-dilutive.


3.   BUSINESS SEGMENTS

The Company has two reportable segments: Telebyte is a manufacturer of technology products and Nextday.com distributes products through e-commerce.

The Company's chief operating decision maker utilizes net sales and net earnings
(loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies as set forth in the December 31, 2000 Annual Report on Form 10-KSB. Information about the Company's segments for periods ended March 31, 2001 and 2000 are as follows:



                                                         Three Months
                                                        ended March 31,

                                                     2001              2000
                                                     ----              ----
Net sales from external customers
Telebyte                                          $ 1,664,325       $ 1,668,138
Nextday.com                                            14,907            43,482
                                                  -----------       -----------

                                                  $ 1,679,232       $ 1,711,620
                                                  ===========       ===========

Intersegment net sales
Telebyte                                          $   294,173       $    21,967
Nextday.com                                              --                --
                                                  -----------       -----------

                                                  $   294,173       $    21,967
                                                  ===========       ===========

Operating profit (loss)
Telebyte                                          $   220,108       $   384,430
Nextday.com                                           (71,588)         (102,200)
                                                  -----------       -----------

                                                  $   148,520       $   282,230
                                                  ===========       ===========

Identifiable assets
Telebyte                                          $ 4,591,343       $ 4,236,361
Nextday.com                                           355,098           237,051
                                                  -----------       -----------

                                                  $ 4,946,441       $ 4,473,412
                                                  ===========       ===========



     Item 2. Management's Discussion and Analysis or Plan of Operation.

When used herein, the words "believe," "anticipate," "think," "intend," "will be," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein and under the caption "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2000, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. Readers are also urged carefully to review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation." All references to a fiscal year are to our fiscal year, which ends December 31.

RESULTS OF OPERATIONS

Sales during the first quarter ended March 31, 2001 decreased 2% to $1,679,232 compared to sales of $1,711,620 for the same period in 2000. The decrease in sales was primarily due to a decrease in overall sales of our Datacom products of $262,670, offset by an increase of $234,425 in overall sales of our Broadband products.

Cost of sales for the first quarter of $790,025 (or 47.0% of sales) decreased from $833,513 (or 48.7% of sales) during the same period in 2000. The increase in our profit margin percentage was primarily a function of product mix.

Selling, general and administrative expenses for the first quarter of $600,483 increased by $136,417 from $464,066 during the first quarter of 2000. The increase was due primarily to costs associated with the new sales and marketing office for the Broadband division located in Duluth, Georgia. During the first quarter, the Company continued to implement its strategy to "e-business enable" the entire organization on a common platform. Nextday.com was successfully launched on the new platform late during the first quarter, and Telebyte expects to launch during the second half of 2001.

Research and development expenses for the first quarter of $140,204 increased slightly, compared to $131,811 during the same quarter in 2000. During the first quarter the Company completed development of a smart RS-232 to RS-485 converter for Brooks Automation. The Company continued to expand the fiber optic product line with a new fiber optic line driver designed for DB9 applications and a new multi-interface converter, also for DB9 applications. The Company introduced two additional local loop modules (3.8km and 6.3km) for its Model 458 multi-channel line simulator that accurately represents ITU 0.4mm (paper insulation) cable characteristics per ITU standard G.996.1. These new modules are primarily marketed to Japanese xDSL modem manufacturers.

Interest income increased to $5,057 during the first quarter of 2001 from $4,815 for the same period in 2000. During the first quarter of 2001, the Company had rental income of $12,049, which was comparable with the first quarter of 2000. During the first quarter of 2001, the Company had other income totaling $78,800, which represented a settlement the Company received from a service provider that breached an agreement.

The effective tax rate in first quarter of 2001 was 38.9%, compared with 38.7% in the same quarter of 2000.

The net earnings of $137,658, or $.09 diluted per share, for the first quarter of 2001 decreased 17.5% compared to net earnings of $166,958, or $.10 diluted per share, in the same quarter of 2000. The decrease in profitability is due primarily to the decrease in sales and the increase in selling, general and administrative expenses during the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the three months ended March 31, 2001 was $399,966 compared to net cash provided of $220,175 in the same period of 2000. This change is due primarily to an increase in inventory for broadband test equipment.

Working capital increased as of March 31, 2001 by $117,539 to $2,609,432, compared with $2,491,893 from December 31, 2000. The current ratio as of March 31, 2001 decreased to 3.83:1 compared to 4.5:1 as of December 31, 2000.

We have an agreement with a financial institution (the "Agreement"), expiring May 31, 2001, which provides us with a line of credit of up to $500,000 based on our eligible accounts receivable, purchased components and materials and finished goods inventories, as defined in the Agreement. Further, the Agreement contains certain financial covenants, which require us to maintain a minimum level of tangible net worth and places limitations on the ratio of our total debt to our tangible net worth, as defined in the Agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75%. Net borrowings under this line of credit totaled $93,165 at March 31, 2001.

In January 1999, we secured an additional reducing revolving line of credit from the same institution that provides for initial borrowings up to a maximum of $1,000,000. Availability under the reducing revolving line of credit decreases by approximately $11,900 per month and the line expires January 2006. Availability under this line at March 31, 2001 was approximately $690,000. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90%. There was no outstanding indebtedness under the line of credit as of March 31, 2001.

We believe that cash generated by our future operations, current cash and cash equivalents, and the line of credit should supply the cash resources to meet our cash needs for at least the next 12 months.

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

TELEBYTE, INC.



By:      /s/
         ---------------------------------
         Kenneth S. Schneider
         Chairman of the Board
         (Principal Executive Officer)


By:      /s/
         ---------------------------------
         Michael Breneisen, President
         (Principal Financial and Accounting Officer)


Date:    May 15, 2001