Form 10QSB
period 2001-06-30
TELEBYTE TECHNOLOGY INC
filed 2001-08-14
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ] TRANSITON REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

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


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_    No ___

As of August 14, 2001, there were outstanding 1,253,631 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                               Yes ___    No _X_

                           TELEBYTE, INC. & SUBSIDIARY

                                      INDEX

Part I      Financial Information

      Item 1.    Consolidated Condensed Financial Statements

                      Consolidated Balance Sheet
                      June 30, 2001 (Unaudited)

                      Consolidated Statements of Operations
                      Three and six months ended
                      June 30, 2001 and 2000 (Unaudited)

                      Consolidated Statement of Shareholders' Equity Six months ended
                      June 30, 2001 (Unaudited)

                      Consolidated Statements of Cash Flows
                      Six months ended
                      June 30, 2001 and 2000 (Unaudited)

                      Notes to Condensed Consolidated Financial
                      Statements (Unaudited)

      Item 2.    Management's Discussion and
                 Analysis or Plan of Operation


Part II     Other Information

Part I    Financial Information

Item 1.   Financial Statements

                           TELEBYTE, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)


ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                            $  110,014
      Accounts receivable, less
        allowance for doubtful accounts of $24,000                            757,130
      Inventory                                                             2,403,253
      Prepaid expenses                                                        127,747
      Deferred income taxes                                                   193,000
                                                                           ----------
      TOTAL CURRENT ASSETS                                                  3,591,144

PROPERTY AND EQUIPMENT, less
  accumulated depreciation and amortization                                 1,223,463


OTHER ASSETS, net                                                             194,036
                                                                           ----------
                                                                           $5,008,643
                                                                           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                     $  412,128
      Accrued expenses                                                        165,680
      Income taxes payable                                                       --
      Borrowings under line-of credit                                         322,527
      Current maturities of long-term debt and capital lease obligations       94,624
                                                                           ----------
      TOTAL CURRENT LIABILITIES                                               994,959

LONG-TERM BORROWINGS UNDER LINE OF CREDIT                                     100,036

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current maturities         709,911

DEFERRED INCOME TAXES                                                         215,000

SHAREHOLDERS' EQUITY
      Common stock - $.01 par value; 9,000,000 shares authorized;
        1,253,631 shares issued and outstanding                                12,536
      Capital in excess of par value                                        1,781,672
      Retained earnings                                                     1,194,529
                                                                           ----------
                                                                            2,988,737
                                                                           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $5,008,643
                                                                           ==========


The accompanying notes are an integral part of this financial statement.

                           TELEBYTE, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 Three Months                  Six Months
                                                                ended June 30,                ended June 30,
                                                          --------------------------    --------------------------
                                                              2001           2000           2001           2000
                                                          -----------    -----------    -----------    -----------

NET SALES                                                 $ 1,368,573    $ 1,598,653    $ 3,047,805    $ 3,310,273

COST OF SALES                                                 738,216        723,994      1,528,242      1,557,507
                                                          -----------    -----------    -----------    -----------
GROSS PROFIT                                                  630,357        874,659      1,519,563      1,752,766
                                                          -----------    -----------    -----------    -----------

OPERATING EXPENSES
      Selling, general and administrative                     607,934        441,849      1,208,417        905,915
      Research and development                                188,328        130,128        328,532        261,939
                                                          -----------    -----------    -----------    -----------
                                                              796,262        571,977      1,536,949      1,167,854
                                                          -----------    -----------    -----------    -----------

Operating income (loss)                                      (165,905)       302,682        (17,386)       584,912
                                                          -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
    Other income                                                 --             --           78,800           --
    Rental income                                              12,049         12,049         24,098         24,098
    Interest income                                               370          5,814          5,427         10,629
    Interest expense                                          (25,664)       (22,595)       (44,931)       (49,231)
                                                          -----------    -----------    -----------    -----------

       Earnings (loss) before income taxes                   (179,150)       297,950         46,008        570,408

Provision (benefit) for income taxes                          (68,900)       115,000         18,600        220,500
                                                          -----------    -----------    -----------    -----------

NET EARNINGS (LOSS)                                       $  (110,250)   $   182,950    $    27,408    $   349,908
                                                          ===========    ===========    ===========    ===========

Earnings (loss) per common share:
      Basic                                               $     (0.09)   $      0.15    $      0.02    $      0.28
                                                          ===========    ===========    ===========    ===========
      Diluted                                             $     (0.09)   $      0.12    $      0.02    $      0.22
                                                          ===========    ===========    ===========    ===========

Shares used in computing earnings per common share:

      Basic                                                 1,253,631      1,253,631      1,253,631      1,251,780
                                                          ===========    ===========    ===========    ===========
      Diluted                                               1,253,631      1,572,611      1,470,974      1,604,575
                                                          ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)


                                Number of                 Capital in
                                 shares        Common     excess of       Retained
                                 issued        stock      par value       earnings        Total
                                 -------       -----      ---------       --------        -----

Balance at January 1, 2001      1,253,631     $12,536     $1,781,672     $1,167,121     $2,961,329




Net earnings                                                                 27,408         27,408
                                ---------     -------     ----------     ----------     ----------

Balance at June 30, 2001        1,253,631     $12,536     $1,781,672     $1,194,529     $2,988,737
                                =========     =======     ==========     ==========     ==========


The accompanying notes are an integral part of this financial statement.

                           TELEBYTE, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Six Months
                                                                              ended June 30,
                                                                         -----------------------

                                                                            2001         2000
                                                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                        $  27,408     $ 349,908
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
              Provision for bad debts                                       11,752
              Depreciation and amortization                                117,522       137,992
              Decrease (increase) in operating assets:
                Accounts receivable                                          7,786        67,951
                Inventories                                               (728,560)       24,598
                Prepaid expenses and other                                  (4,379)       15,287
                Increase (decrease) in operating liabilities:
                Accounts payable                                            97,189         5,946
                Accrued expenses and taxes                                (142,294)      (90,893)
                                                                         ---------     ---------

              Net cash (used in) provided by operating activities         (613,576)      510,789
                                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                                   (87,409)      (50,179)
     Purchase of intangibles                                                  --        (110,000)
                                                                         ---------     ---------

              Net cash used in investing activities                        (87,409)     (160,179)
                                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments under mortgage obligation                          (36,965)      (33,690)
     Payments under debt obligations                                        (8,302)       10,394
     Net borrowings under line-of credit agreement                         422,563          --
     Proceeds from exercise of stock options                                  --            --
                                                                         ---------     ---------

              Net cash provided by (used in) financing activities          377,296       (23,296)
                                                                         ---------     ---------

              Net (decrease) increase in cash and cash equivalents        (323,689)      327,314

Cash and cash equivalents at beginning of period                           433,703       370,527
                                                                         ---------     ---------

Cash and cash equivalents at end of period                               $ 110,014     $ 697,841
                                                                         =========     =========

Non cash financing activities
     Issuance of common stock and note payable for purchase of
          intangibles                                                                  $  60,825
     Equipment acquired under capital lease obligation                   $  33,460


The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2001, the consolidated statement of earnings, stockholders' equity and cash flows for the six-month period then ended have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present, fairly, the financial position, results of operations and cash flows at June 30, 2001 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

2.   EARNINGS PER SHARE

The number of shares used in the Company's basic and diluted earnings per share computations are as follows:


                                                           Three Months                  Six Months
                                                          Ended June 30,               Ended June 30,
                                                    ------------------------------------------------------
                                                       2001           2000          2001          2000
                                                    ------------------------------------------------------
Weighted average common shares outstanding          1,253,631      1,253,631      1,253,631      1,251,780
   for basic earnings per share

Common stock equivalents for stock options               --          318,980        217,343        352,795
                                                    ---------      ---------      ---------      ---------

Weighted average common shares outstanding
   for diluted earnings per share                   1,253,631      1,572,611      1,470,974      1,604,575
                                                    =========      =========      =========      =========


Excluded from the calculation of diluted earnings per share are 539,000 and 46,500 options to purchase the Company's common stock for the three and six months ended June 30, 2001, respectively, as their inclusion would be anti-dilutive.

3.   BUSINESS SEGMENTS

The Company has two reportable segments: Telebyte is a manufacturer of technology products and Nextday.com distributes products through e-commerce.

The Company's chief operating decision maker utilizes net sales and net earnings
(loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies as set forth in the December 31, 2000 Annual Report on Form 10-KSB. Information about the Company's segments for periods ended June 30, 2001 and 2000 are as follows:


                                                Three Months                     Six Months
                                               Ended June 30,                  Ended June 30,
                                        -----------------------------------------------------------
                                            2001            2000            2001            2000
                                        -----------------------------------------------------------

Net sales from external customers
Telebyte                                $ 1,315,098     $ 1,527,448     $ 2,979,423     $ 3,195,586
Nextday.com                                  53,475          71,205          68,382         114,687
                                        -----------     -----------     -----------     -----------

                                        $ 1,368,573     $ 1,598,653     $ 3,047,805     $ 3,310,273
                                        ===========     ===========     ===========     ===========

Intersegment net sales
Telebyte                                $   (76,640)    $    48,758     $   217,532     $    70,725
Nextday.com                                    --              --              --              --
                                        -----------     -----------     -----------     -----------

                                        $   (76,640)    $    48,758     $   217,532     $    70,725
                                        ===========     ===========     ===========     ===========

Operating profit (loss)
Telebyte                                $  (127,546)    $   391,830     $    92,561     $   776,259
Nextday.com                                 (38,359)        (89,148)       (109,946)       (191,347)
                                        -----------     -----------     -----------     -----------

                                        $  (165,905)    $   302,682     $   (17,385)    $   584,912
                                        ===========     ===========     ===========     ===========

Identifiable assets
Telebyte                                                                $ 4,728,571     $ 4,352,461
Nextday.com                                                                 280,072         248,808
                                                                        -----------     -----------

                                                                        $ 5,008,643     $ 4,601,269
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

RESULTS OF OPERATIONS

Sales during the second quarter ended June 30, 2001 decreased 14.4% to $1,368,573 compared to sales of $1,598,653 for the same period in 2000. The decrease in sales was primarily due to the general downturn in the economy, particularly in the telecommunications industry. Sales of Broadband test equipment decreased by $146,906 compared to the second quarter of 2000, and decreased by $362,156 compared to the first quarter of 2001.

Cost of sales for the second quarter of $738,216 (or 53.9% of sales) increased from $723,994 (or 45.3% of sales) during the same period in 2000. The decrease in our profit margin percentage was primarily due to specific customer sales during the second quarter that had lower than normal profit margins.

Selling, general and administrative expenses for the second quarter of $607,934 increased by $166,085 from $441,849 during the second quarter of 2000. The increase was due primarily to costs associated with a sales and marketing office for the Broadband products located in Duluth, Georgia. This location was chosen for recruitment of the sales and marketing personnel needed for Broadband products. The office also had facilities for equipment demonstrations, training and customer contact. During the later part of the second quarter of 2001 Company management began a review of the efficiency associated with having this separate facility. As a result, on July 12, 2001, management decided to begin preparations for closing this office.

Research and development expenses for the second quarter of $188,328 increased by $58,200, compared to $130,128 during the same quarter in 2000. Detailed planning activities by management have resulted in a strategic plan focused on achieving long-term growth of the Company. Realization of the goals of this plan required the development of new products and the enhancement of existing products. This required the recruitment of necessary technical personnel. Accordingly, during the second quarter of 2001 the Company expanded its research and development department by adding several engineers. This resulted in the increase of $58,200 in research and development expenses in the second quarter of 2001 as compared to the second quarter of 2000.

Interest income decreased to $370 during the second quarter of 2001 from $5,814 for the same period in 2000. During the second quarter of 2001, the Company had rental income of $12,049, which was comparable with the second quarter of 2000.

The effective tax rate in second quarter of 2001 was 38.5%, compared with 38.6% in the same quarter of 2000.

The Company had a net loss of $(110,250), or $(0.09) diluted per share, for the second quarter of 2001 as compared to net earnings of $182,950, or $.12 diluted per share, in the same quarter of 2000. The decrease in profitability is due primarily to the decrease in sales and the increase in Research and Development and selling, general and administrative expenses during the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the six months ended June 30, 2001 was $613,576 compared to net cash provided of $510,789 in the same period of 2000. This change is due primarily to an increase in inventory for broadband test equipment.

Working capital increased as of June 30, 2001 by $104,292 to $2,596,185 compared with $2,491,893 from December 31, 2000. The current ratio as of June 30, 2001 decreased to 3.61:1 compared to 4.5:1 as of December 31, 2000.

We have an agreement with a financial institution (the "Agreement"), expiring June 30, 2002, which provides us with a line of credit of up to $500,000 based on our eligible accounts receivable, purchased components and materials and finished goods inventories, as defined in the Agreement. Further, the Agreement contains certain financial covenants, which require us to maintain a minimum level of tangible net worth and places limitations on the ratio of our total debt to our tangible net worth, as defined in the Agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75%. Net borrowings under this line of credit totaled $322,527 at June 30, 2001.

In January 1999, we secured an additional reducing revolving line of credit from the same institution that provides for initial borrowings up to a maximum of $1,000,000. Availability under the reducing revolving line of credit decreases by approximately $11,900 per month and the line expires January 2006. Availability under this line at June 30, 2001 was approximately $554,755. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90%. Net borrowings under this line of credit totaled $100,036 at June 30, 2001.

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


Date:    August 14, 2001