Form 10QSB
period 2001-09-30
TELEBYTE TECHNOLOGY INC
filed 2001-11-20
CIK 726451

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from          to
                                               ---------  ----------

     Commission File Number: 0-11883

                                 TELEBYTE, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Delaware                                      11-2510138
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

                   270 Pulaski Road, Greenlawn, New York 11740
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (631) 423-3232
 -------------------------------------------------------------------------------
                           (Issuer's telephone number)

 -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of November 19, 2001, there were outstanding 1,253,631 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                                  Yes[ ] No [X]

                           TELEBYTE, INC. & SUBSIDIARY

                                      INDEX

Part I Financial Information

     Item 1. Consolidated Condensed Financial Statements

                Consolidated Balance Sheet
                September 30, 2001 (Unaudited)

                Consolidated Statements of
                Operations Three and nine months
                ended September 30, 2001 and 2000
                (Unaudited)

                Consolidated Statement of Shareholders' Equity
                Nine months ended
                September 30, 2001 (Unaudited)

                Consolidated Statements of Cash Flows
                Nine months ended
                September 30, 2001 and 2000 (Unaudited)

                Notes to Condensed Consolidated Financial
                Statements (Unaudited)

     Item 2. Management's Discussion and Analysis or Plan of Operation

Part II Other Information

                           TELEBYTE, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2001, the consolidated statements of operations, stockholders' equity and cash flows for the nine-month and three month periods then ended have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly, the financial position, results of operations and cash flows at September 30, 2001 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

2.   EARNINGS PER SHARE

The number of shares used in the Company's basic and diluted earnings per share computations are as follows:

                                                       Three Months            Nine Months
                                                    Ended September 30,    Ended September 30,
                                               -----------------------------------------------
                                                 2001        2000           2001        2000
                                               -----------------------------------------------
Weighted average common shares outstanding     1,253,631   1,253,631     1,253,631   1,252,404
   for basic earnings per share

Common stock equivalents for stock options            --     320,735          --       342,108
                                               ---------   ---------     ---------   ---------
Weighted average common shares outstanding
   for diluted earnings per share              1,253,631   1,574,366     1,253,631   1,594,512
                                               =========   =========     =========   =========

Excluded from the calculation of diluted earnings per share are 524,000 options to purchase the Company's common stock for the three and nine months ended September 30, 2001, as their inclusion would be anti-dilutive.

3.   BUSINESS SEGMENTS

The Company has two reportable segments: Telebyte is a manufacturer of technology products and Nextday.com distributes Telebyte and other manufacturer's products through e-commerce.

The Company's chief operating decision maker utilizes net sales and net earnings
(loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies as set forth in the December 31, 2000 Annual Report on Form 10-

KSB. Information about the Company's segments for periods ended September 30, 2001 and 2000 are as follows:

                                            Three Months                 Nine Months
                                         Ended September 30,         Ended September 30,
                                    ------------------------    --------------------------
                                       2001          2000          2001          2000
                                    ----------    ----------    ----------    ----------
Net sales from external customers
Telebyte                            $1,253,055    $1,572,524    $4,232,478    $4,768,110
Nextday.com                            137,388        78,159       205,770       192,846
                                    ----------    ----------    ----------    ----------
                                    $1,390,443    $1,650,683    $4,438,248    $4,960,956
                                    ==========    ==========    ==========    ==========
Intersegment net sales
Telebyte                            $    1,740    $   47,129    $  219,272    $  117,854
Nextday.com                                 --            --            --            --
                                    ----------    ----------    ----------    ----------
                                    $    1,740    $   47,129    $  219,272    $  117,854
                                    ==========    ==========    ==========    ==========
Operating profit (loss)
Telebyte                            $ (263,841)   $  316,919    $             $1,093,179
                                                                                (171,279)
Nextday.com                            (39,040)      (87,358)     (148,988)     (278,706)
                                    ----------    ----------    ----------    ----------
                                    $ (302,881)   $  229,561    $ (320,267)   $  814,473
                                    ==========    ==========    ==========    ==========
Identifiable assets
Telebyte                                                        $4,695,384    $4,668,992
Nextday.com                                                        300,974       177,483
                                                                ----------    ----------
                                                                $4,996,358    $4,846,475
                                                                ==========    ==========

4.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001, be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization after January 1, 2002, but will be subject to at least an annual assessment for impairment by applying a fair value based test. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

In August, 2001, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", while retaining many of the requirements of such statement. Although it is still reviewing the provision of the Statement, management's preliminary assessment is that the Statement will not have a material impact on the Company's financial position or results of operations.

Part I Financial Information

Item 1. Financial Statements

                           TELEBYTE, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)

ASSETS
CURRENT ASSETS
              Cash and cash equivalents                                            $  236,701
              Accounts receivable, less
                allowance for doubtful accounts                                       656,471
              Inventory                                                             2,229,755
              Prepaid expenses                                                        265,902
              Deferred income taxes                                                   193,000
                                                                                   ----------
              TOTAL CURRENT ASSETS                                                  3,581,829

PROPERTY, PLANT AND EQUIPMENT, less
  accumulated depreciation and amortization                                         1,239,706

OTHER ASSETS                                                                          174,823
                                                                                   ----------
                                                                                   $4,996,358
                                                                                   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                                                     $  326,534
              Accrued expenses                                                        226,608
              Borrowings under line-of credit                                         401,936
              Current maturities of long-term debt and capital lease obligations       91,019
                                                                                   ----------
              TOTAL CURRENT LIABILITIES                                             1,046,097

LONG-TERM BORROWINGS UNDER LINE OF CREDIT                                             253,809

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current maturities                 683,807

DEFERRED INCOME TAXES                                                                 215,000

SHAREHOLDERS' EQUITY
              Common stock - $.01 par value; 9,000,000 shares authorized;
                1,253,631 shares issued and outstanding                                12,536
              Capital in excess of par value                                        1,781,672
              Retained earnings                                                     1,003,437
                                                                                   ----------
                                                                                    2,797,645
                                                                                   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $4,996,358
                                                                                   ==========

The accompanying notes are an integral part of this financial statement.

                           TELEBYTE, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months                 Nine Months
                                                          Ended September 30,         Ended September 30,
                                                      ------------------------    ------------------------
                                                         2001          2000          2001           2000
                                                      ----------    ----------    ----------    ----------
NET SALES                                             $1,390,443    $1,650,683    $4,438,248    $4,960,956

COST OF SALES                                            877,620       811,887     2,405,862     2,369,395
                                                      ----------    ----------    ----------    ----------
GROSS PROFIT                                             512,823       838,796     2,032,386     2,591,561
                                                      ----------    ----------    ----------    ----------
OPERATING EXPENSES
      Selling, general and administrative                643,005       474,234     1,851,422     1,380,148
      Research and development                           172,699       135,001       501,231       396,940
                                                      ----------    ----------    ----------    ----------
                                                         815,704       609,235     2,352,653     1,777,088
                                                      ----------    ----------    ----------    ----------
Operating (loss) income                                 (302,881)      229,561      (320,267)      814,473
                                                      ----------    ----------    ----------    ----------
OTHER INCOME (EXPENSE)
    Other income                                              --            --        78,800            --
    Rental income                                         12,048        12,048        36,146        36,146
    Interest income                                          528        11,641         5,955        22,270
    Interest expense                                     (21,887)      (26,347)      (66,818)      (75,578)
                                                      ----------    ----------    ----------    ----------
       (Loss) earnings before income taxes              (312,192)      226,903      (266,184)      797,311
(Benefit) provision for income taxes                    (121,100)       81,380      (102,500)      301,880
                                                      ----------    ----------    ----------    ----------
NET (LOSS) EARNINGS                                   $ (191,092)   $  145,523    $ (163,684)   $  495,431
                                                      ==========    ==========    ==========    ==========
Earnings per common share:
      Basic                                           $    (0.15)   $     0.12    $    (0.13)   $     0.40
                                                      ==========    ==========    ==========    ==========
      Diluted                                         $    (0.15)   $     0.09    $    (0.13)   $     0.31
                                                      ==========    ==========    ==========    ==========
Shares used in computing earnings per common share:
      Basic                                            1,253,631     1,253,631      1,253,631    1,252,404
                                                      ==========    ==========    ===========   ===========
      Diluted                                          1,253,631     1,574,366      1,253,631    1,594,512
                                                      ==========    ==========    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

                                       Number of               Capital in
                                       shares       Common     excess of    Retained
                                       issued       stock      par value     earnings       Total
                                      ----------  --------    -----------  -----------   -----------

Balance at January 1, 2001             1,253,631   $12,536    $1,781,672   $1,167,121    $2,961,329

Net loss                                                                     (163,684)     (163,684)
                                      ----------   -------    ----------   ----------    ----------
Balance at September 30, 2001          1,253,631   $12,536    $1,781,672   $1,003,437    $2,797,645
                                      ==========   =======    ==========   ==========    ==========

The accompanying notes are an integral part of this financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Months
                                                                       Ended September 30,
                                                                     ----------------------
                                                                       2001           2000
                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) earnings                                             $(163,684)   $ 495,431
     Adjustments to reconcile net (loss) earnings to
        net cash provided by operating activities:
              Depreciation and amortization                            173,626      206,314
              Decrease (increase) in operating assets:
                Accounts receivable                                    120,197       96,051
                Inventories                                           (555,062)     (29,556)
                Prepaid expenses and other                            (140,175)     (43,511)
                Increase (decrease) in operating liabilities:
                Accounts payable                                        11,595       49,298
                Accrued expenses and income taxes payable              (81,366)     (24,389)
                                                                     ---------    ---------
              Net cash (used in) provided by operating activities     (634,869)     749,638
                                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                              (142,902)     (98,253)
     Purchase of intangibles                                              --       (110,000)
                                                                     ---------    ---------
              Net cash used in investing activities                   (142,902)    (208,253)
                                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments under mortgage obligation                      (63,510)     (49,423)
     Payments under debt obligations                                   (11,466)      15,954
     Net borrowings under line-of credit agreement                     655,745         --
                                                                     ---------    ---------
              Net cash provided by (used in) financing activities      580,769      (33,469)
                                                                     ---------    ---------
              Net (decrease) increase in cash and cash equivalents    (197,002)     507,916

Cash and cash equivalents at beginning of period                       433,703      370,527
                                                                     ---------    ---------
Cash and cash equivalents at end of period                           $ 236,701    $ 878,443
                                                                     =========    =========

Non cash financing activities
     Issuance of common stock and note payable for purchase of
          intangibles                                                             $  60,825
  Equipment acquired under capital lease obligation                  $  33,460

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

RESULTS OF OPERATIONS

Sales during the third quarter ended September 30, 2001 decreased 15.8% to $1,390,443 compared to sales of $1,650,683 for the same period in 2000. We believe that the decrease in sales was primarily due to the general downturn in the economy.

Cost of sales for the third quarter of $877,620 (or 63.1% of sales) increased from $811,887 (or 49.2% of sales) during the same period in 2000. The decrease in our profit margin percentage was primarily due to specific customer sales during the third quarter that had lower than normal profit margins and product mix.

Selling, general and administrative expenses for the third quarter of $643,005 increased by $168,771 from $474,234 during the third quarter of 2000. The increase was due primarily to 1) expenses related to the closing of the sales and marketing office located in Duluth, Georgia and 2) increases in information technology expenses including the cost of implementing of the Company's new Information System software. The Company had been operating with 3 systems to support e-commerce, manufacturing and accounting. The Company's new system is designed to allow the integration of these processes on a single software platform.

Research and development expenses for the third quarter of $172,669 increased by $37,698, compared to $135,001 during the same quarter in 2000. Engineering projects during the third quarter focused on enhancing the Company's existing product line and also broadening it. This included both software and hardware product efforts. Work continued on the development of software to support the Company's broadband product line. The development of a new wire line simulator, the Model 460-V, was initiated. The Model 460-V was developed to enable the testing of VDSL modems and multiplexers. This will allow the performance of VDSL signaling devices to be measured over simulated local loops having lengths as long as 5500 feet. In application, with the Model 460-V, the loop length can be set to any increment of 500 feet up to a total of 5500 feet. The Model 460-V has 24 ports, allowing the simultaneous testing of 24 VDSL signaling devices, a significant advantage allowing high production throughput. The Company commenced an alliance with RNi of Tempe Arizona. The objective of the alliance is the joint development by both companies of an IP router suitable for use by Internet Service Providers (ISPs) that provide Internet access to their customers through wireless links.

Interest income decreased to $528 during the third quarter of 2001 from $11,641 for the same period in 2000. During the third quarter of 2001, the Company had rental income of $12,048, which was comparable with the third quarter of 2000.

The effective tax rate in third quarter of 2001 was 38.8%, compared with 35.9% in the same quarter of 2000.

The Company had a net loss of $(191,092), or $(0.15) diluted per share, for the third quarter of 2001 as compared to net earnings of $145,523, or $.09 diluted per share, in the same quarter of 2000. The decrease in profitability is due primarily to the decrease in sales and the increase in cost of sales, research and development and selling, general and administrative expenses during the third quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the nine months ended September 30, 2001 was $634,869 compared to net cash provided of $749,638 in the same period of 2000. We believe this change is due primarily to the loss during 2001 and the increase in inventory.

Working capital increased as of September 30, 2001 by $43,839 to $2,535,732 compared with $2,491,893 from December 31, 2000. The current ratio as of September 30, 2001 decreased to 3.4:1 compared to 4.5:1 as of December 31, 2000.

We have an agreement with a financial institution (the "Agreement"), expiring June 30, 2002, which provides us with a line of credit of up to $500,000 based on our eligible accounts receivable, purchased components and materials and finished goods inventories, as defined in the Agreement. Further, the Agreement contains certain financial covenants, which require us to maintain a minimum level of tangible net worth and places limitations on the ratio of our total debt to our tangible net worth, as defined in the Agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75%. Net borrowings under this line of credit totaled $401,936 at September 30, 2001.

In January 1999, we secured an additional reducing revolving line of credit from the same institution that provides for initial borrowings up to a maximum of $1,000,000. Availability under the reducing revolving line of credit decreases by approximately $11,900 per month and the line expires January 2006. Availability under this line at September 30, 2001 was approximately $619,000. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90%. Net borrowings under this line of credit totaled $253,809 at September 30, 2001.

We believe that cash generated by our future operations, current cash and cash equivalents, and the lines of credit should supply the cash resources to meet our cash needs for at least the next 12 months.

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

Date:  November 19, 2001