Form 10KSB
period 2001-12-31
TELEBYTE TECHNOLOGY INC
filed 2002-04-01
CIK 726451

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
                                   (Mark One)

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the fiscal year ended December 31, 2001

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to ______________

Commission File Number 0-11883

                                 Telebyte, Inc.
                 (Name of small business issuer in its charter)

          Delaware                                               11-2510138
(State or other jurisdiction                                  (I.R.S. Employer
      of incorporation)                                      Identification No.)

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

                              Yes [X]     No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $5,775,111

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 15, 2002 was $1,133,948


The number of shares of common stock outstanding at March 15, 2002 was 1,253,631.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes[_] No [X]

                           FORWARD-LOOKING STATEMENTS

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

                                     PART 1



Item 1. Description of Business

Introduction

Telebyte, Inc., formerly known as Telebyte Technology, Inc. (herein either the "Company" or "Telebyte") was formed as a New York corporation in August 1983, re-incorporated in Nevada in 1987, and re-incorporated in Delaware in 1999. The Company changed its name to Telebyte, Inc. in 1999. The Company's headquarters is located in Greenlawn, New York.

The Company is focused in two separate business segments.

The first segment is Telebyte, Inc, which is a manufacturer of technology products. This business segment has two product lines; Data Communications and Broadband Test Equipment. The Data Communications product line is focused on premises and local area data communications products used with both twisted pair copper cable and fiber optic cable transmission media. The Broadband Test Equipment product line is focused on test equipment products to be used in the development of signaling devices for technologies achieving broadband access to the Internet.

The second segment is Nextday.com, Inc. ("Nextday.com") a wholly owned subsidiary of Telebyte that concentrates on reselling products over the Internet. Nextday.com's operations are carried out in Greenlawn, New York. Nextday.com has formed an alliance with a third-party fulfillment company for the warehousing and distribution of its products. Nextday.com does not conduct any foreign operations. Nextday.com was incorporated in New York in 1999.

Business Developments for 1999, 2000 and 2001

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

In 1999, the Company formed Nextday.com as a wholly owned subsidiary in order to focus on the business-to-business e-commerce marketplace. Nextday.com was launched in the fourth quarter of 1999 with Michael Breneisen as its CEO.

During 2000, the Company decided to focus significant attention on the growth of its Broadband Test Equipment product line. To this end, it adopted and began executing a detailed plan for the development of new products in this area. It also undertook an aggressive promotional strategy, which included attendance at tradeshows, industry trade group meetings and customer visits. The Company also opened up a sales office in Duluth, Georgia dedicated to the marketing and sales of its Broadband Test Equipment.

The activities of the Company's e-commerce subsidiary, Nextday.com were significantly impacted when its Applications Service Provider ("ASP") announced the cessation of its business in 2000. This was a major setback in the growth of Nextday.com and as a result the Company decided not to rely on the services of an ASP for future operations. Instead, the Company decided to obtain and own required hardware and software for both Nextday.com and Telebyte. This became part of an overall approach "to e-business enable" the Company as a whole on a common platform. In large part, the Company realized the majority of the goal to have Telebyte and Nextday.com on this new platform by the end of 2001.

During 2001, the Company's broadened its strategy to include the development, manufacturing and sale of products allowing the realization of wireless communication links between Internet Service Providers ("ISPs") and their customers. To this end, the Company entered into agreements with Renaissance Networking Inc. of Tempe Arizona for the joint development and manufacture of such products. Activities with respect to development began in 2001 and are continuing in 2002.

Sales declined markedly in 2001 due to a worldwide economic slowdown, especially after the events of September 11, 2001. In responding to these challenging conditions, the Company decided to close the office in Duluth, Georgia. The termination of the lease on the office space and the termination of personnel associated with this operation allowed the Company to realize savings.

Products

The Data Communications product line principally consists of Interface Converters, Short Haul Modems, LAN Products and Surge/Lightning Protectors. These are described below.

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

The Broadband Test Equipment product line principally consists of Digital Subscriber Line ("DSL") Wire Line Simulators. These simulators are used in engineering design, performance verification and production testing of DSL modems and Digital Subscriber Line Access Multiplexers "DSLAMs." These products are used by design and development engineers, laboratory test and verification engineers and production test engineers. Primarily companies that are involved in the manufacture of DSL modems and DSLAMs use these simulators.

The DSL modems are used as Customer Premises Equipment ("CPE"). They enable the user or the customer, at either residence or business, to connect to the Internet by the broadband, high speed, or DSL service. The DSLAMs are used at a Telephone Company ("Telco") Central Office ("CO"). They are the TELCO termination of the customer's DSL line. With one exception, the DSL Wire Line Simulators simulate the amplitude and delay of the local loop (twisted pair of cable) extending from the CO to the CPE. These products differ in the loop lengths and bandwidths that they can accurately represent. The single exception is a product that simulates the various noise and interference impairments present on the local loop.

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

Research and Development

The research and new product development budget for 2002 is $750,000 compared to approximately $727,000 spent in 2001. The cost of research and development is not borne directly by the Company's customers.

Government Regulation

Federal, state and local environmental laws and regulations have no material impact on Telebyte or its business. The Company is subject to the governmental regulations that apply to businesses generally.

Sales and Marketing

These activities are performed by a Company employed sales staff. Customer contact is maintained by personal visits, telephone, fax and e-mail. Sales in the United States and Canada are primarily direct to the end-users. The Company utilizes a limited number of Manufacturer's Representatives for sales of broadband test equipment in the United States. Sales outside the United States and Canada are primarily carried out through distributors.

Marketing activities are focused on and around the Internet using several websites. The websites include www.telebyteusa.com, www.telebytebroadband.com and www.nextday.com. These web sites include various content for all of Telebyte's products including product descriptions, specifications, application notes, and product manuals. Attracting an increasing number of customers to this web site is a high priority of the Company. To realize this end, the Company conducts search engine optimization activities. Specifically, the Company designs its web site pages to increase the likelihood that they will be ranked high by the major Internet search engines. Such search engine optimization increases the likelihood that customers for Telebyte's products may find the Company's products on the Internet before other sources.

Marketing activities for Broadband Test Equipment rely heavily upon attendance and participation in trade shows focused on broadband products. These include the DSLcon and International Engineering Consortium.

The Company makes a significant effort to participate in Industry organizations and standards bodies such as DSL Forum, ANSI subcommittee T1E1.4 and TIA's TR-30.3. It is believed that such participation may bring this product line greater exposure.

Competition

There are a significant number of companies engaged in manufacturing and selling data communications equipment in the same markets as the Company's Data Communications product line. Because Telebyte's Data Communications product line is diverse, it is difficult to define and enumerate this competition. Several competitors are larger and more established than Telebyte. Such competitors have greater technical, capital, sales, marketing and other resources than does the Company.

The Company's principal competitors for Data Communications products are RAD Data Communications, Ltd. (which is based in Israel with local offices in New Jersey), Black Box (with headquarters based in Pennsylvania), Patton Electronics (based in Maryland), B & B Electronics (based in Illinois), Dataforth (based in Arizona) and a number of smaller companies. Telebyte competes with these companies on the basis of availability, price, quality, breadth of product line, technical support innovation and its willingness to accommodate requests for modifications and customization.

Telebyte is fortunate in having had and still having only one principal competitor for its Broadband Test Equipment product line, Spirent LLC. Until 1999, the competitor was Consultronics Limited with headquarters in Concord, Ontario Canada. In 1999, Consultronics sold its local loop simulator line to Spirent, which placed the Consultronics products in its Communications group as the DLS Division.

To obtain market share the Company relies principally upon the price/performance ratio of its many products. However, Telebyte also attracts market share by its ability to fill orders quickly and provide technical support to its customers. Historically, the Company has not relied upon patents, registered trademarks or licenses to give it a competitive advantage. The Company does not have any patents or copyrights. The Company has one trademark, 'Telebyte.'

Employees

As of December 31, 2001, the Company had 52 employees of which 35 were full-time employees. None of the employees are represented by a labor union and the Company considers its employee relations to be good. The Company also uses subcontractors to support its current operations.

Backlog

At December 31, 2002, the Company's backlog was $254,794 all of which the Company expects to fill in fiscal 2001. Comparable backlog at December 31, 2000 was $ 693,306.

Item 2. Description of Property

Telebyte's executive office, plant, and manufacturing facility are located in a 20,000 square foot building on 3.2 acres, at 270 Pulaski Road, Greenlawn, New York 11740. The Company purchased the land and building in September 1985. The Company refinanced the existing mortgage in March 1998, and the property now secures a mortgage loan payable on a fully self-amortizing basis over 10 years. Under the Mortgage Modification Agreement, interest is payable at 9.3% through June 1, 2003. At that time and every three years thereafter, the interest rate will be adjusted to the three-year weekly average US Treasury Constant Maturity Rate plus 3%. The outstanding principal balance of the mortgage loan, as of December 31, 2001, was $713,176. Management believes that all of its properties, plant, and equipment are well maintained and adequate for its requirements. Management believes that the property is adequately covered by insurance.

Of the 20,000 square feet, the Company has leased 5,300 square feet to an unaffiliated tenant. Management believes that Telebyte's existing manufacturing facilities are sufficient to support its present needs and anticipated growth, and the Company does not foresee any significant capital expansion of its plant in Greenlawn for the next three years.

During 2001, the Company leased 2,167 square feet of office space in Duluth, Georgia where the sales and marketing activities of the Broadband Test Equipment product line were carried out. In July 2001, the Company decided to reduce expenses by eliminating the management and support activities provided by personnel in this office. The Company closed the office and terminated the lease agreement.

Item 3. Legal Proceedings

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock is traded in the over the counter bulletin board under the symbol "TBTI."

The following table sets forth the high and low bid prices for the common stock for each fiscal quarter during 2001 and 2000 as reported by NASDAQ Trading and Market Services. The bid and ask prices for the common stock on March 15, 2002 were $1.01 and $1.25 respectively.

            ----------------------------------- --------------------------------
                           2001                                2000
            ----------------------------------- --------------------------------
            High              Low               High               Low
----------- ----------------- ----------------- ------------------ -------------
1st Quarter     $ 2.56              $1.44             $13.50             $2.75
----------- ----------------- ----------------- ------------------ -------------
2nd Quarter       1.88               1.45               4.00              2.00
----------- ----------------- ----------------- ------------------ -------------
3rd Quarter       1.82               0.87               3.50              2.25
----------- ----------------- ----------------- ------------------ -------------
4th Quarter       1.1                0.8                3.25              1.187
----------- ----------------- ----------------- ------------------ -------------

The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

At March 15, 2002, there were approximately 217 holders of record of the Company's common stock. Most of the shares of the common stock are held in street name for a larger number of beneficial owners.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal 2001 Compared to Fiscal 2000

Sales for the year ended December 31, 2001 decreased by $689,417 to $5,775,111 compared to $6,464,528 for 2000. This decrease in sales is due primarily due to the general downturn in the economy.

With respect to the sales in each of the Company's product lines results are as follows. For the Data Communications products; the sale of interface converters represented 40% of Telebyte's revenue in 2001 as compared to 43.9% in 2000, the sale of short haul modems represented 20.2% of Telebyte's net sales in 2001 as compared to 21.7% in 2000, the sale of LAN products represented 4.6% of Telebyte's net sales in 2001 as compared with 5.5% in 2000, the sale of Surge/Lightning Protectors represented 2.6% of Telebyte's net sales in 2001 as compared with 5.5% in 2000. Broadband test equipment represented 16.7% of Telebyte's net sales in 2001 as compared with 16.8% in 2000.

The gross profit for 2001 was 41.7% as compared to 51.2% for 2000. The decrease in our profit margin percentage was primarily due to specific customer sales during the third and fourth quarters that had lower than normal profit margins and product mix. In particular, as the economy slowed through 2001 and Company sales decreased compared to 2000, the Company undertook a number of actions in order to stimulate sales. In the 3rd and 4th Quarters of 2001 these actions included a reduction in the price of specific products for many sales opportunities. Such sales were heavily discounted. The result of all of these actions was a decrease to overall gross profit for 2001 compared to 2000.

Selling, general, and administrative costs increased by $416,369 to $2,385,887 in 2001, compared to $1,969,518 in 2000. The increase was primarily due to the cost associated with sales and marketing office located in Duluth, Georgia, which was dedicated exclusively to the Broadband Test Equipment product line. This location was chosen for recruitment of the sales and marketing personnel needed for the Broadband Test Equipment product line. This office had facilities for equipment demonstrations, training and customer contact. During the later part of the second quarter of 2001, Company management began a review of the efficiency associated with having this dedicated facility. As a result, on July 12, 2001, management began preparations for closing this office. The lease on the corresponding office space was terminated.

Research and development expenses increased in 2001 to $727,062 or 12.6% of sales, from $537,236, or 8.3% of sales in 2000. Product development was directed at the continued enhancement of both the Company's Broadband and Datacom products. The Company commenced an alliance with Renaissance Networks Inc. (RNi) of Tempe Arizona in 2001. The objective of this alliance is the joint development by both Telebyte, Inc. and RNi of an IP router. This IP router will be suitable for use by Internet Service Providers (ISPs) that provide Internet access to their customers through wireless links. The Company expects to complete the development of the IP router and ship the first unit during 2002.

Interest expense, of $98,471 in 2001 increased to 1.7% of sales as compared to $95,202, or 1.5% of sales in 2000. This increase was due to higher debt during 2001. Interest expense is primarily incurred in connection with the mortgage note payable and the Company's lines of credit.

Interest income of $6,346 in 2001 decreased compared to $31,649 in 2000. The decrease in 2001 was due to lower average levels of cash on hand during 2001. In 2001, the Company had rental income of $48,195, equal to the 2000 rental income. Rental income is derived from the tenant in the Greenlawn, NY facility. For 2002, the Company expects rental income of approximately $48,000.

The Company had a net loss of $398,507 or $0.32 basic and diluted per share in 2001, compared to net earnings of $503,922 or $0.32 diluted per share, for 2000.

Liquidity and Capital Resources

In 2001, the Company invested $173,999 in property and equipment, which was financed through internally generated funds. Net cash used by operating activities during 2001 was $574,680, compared to net cash provided by operation of $678,268 in 2000. The decrease was principally due to the net loss and the increase in inventory in 2001 as compared to 2000.

Working capital decreased, at December 31, 2001 by $174,795, to $2,317,098 compared with $2,491,893 at December 31, 2000. The current ratio decreased to
2.9 to 1 at December 31, 2001, compared to 4.5 to 1 at December 31, 2000.

The Company has an agreement with a financial institution, Merrill Lynch, expiring June 30, 2002, which provides the Company with a line-of-credit facility of up to $500,000 based on eligible accounts receivable and purchased components and materials and finished goods inventories of the Company, as defined in the agreement. Further, the agreement contains certain financial covenants which require the Company to maintain a minimum level of tangible net worth and places limitations on the ratio of the Company's total debt to Company's tangible net worth, as defined in the agreement. Borrowings under the line-of-credit bear interest at the bank's specified prime rate plus .75% (5.5% at December 31, 2001). Net borrowings under this line of credit totaled $399,400 at December 31, 2001.

In January 1999, the Company secured an additional Reducing Revolving Line of Credit from Merrill Lynch, which provides for initial borrowings up to a maximum of $1,000,000. Availability under the Reducing Revolving Line of Credit will be reduced monthly by approximately $11,900 and will expire January 2006. Availability under this line at December 31, 2001 was approximately $583,000. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90%. (4.68% at December 31, 2001). Net borrowings under this line of credit totaled $257,149 at December 31, 2001.

The Company believes that cash generated by the Company's expected future operations, current cash and cash equivalents, and the lines-of-credit should supply the cash resources to meet its cash needs for the next twelve months.

Effect of Inflation

During the five-year period ended December 31, 2001, the Company was able to decrease its costs of sales of its products to compensate for the effect of inflation on the cost of components due in large part to changes in manufacturing methodology, namely, increasing the amount of product manufactured on a sub-contractor basis.

Risk Factors

WE HAVE A LIMITED OPERATING HISTORY WITH RESPECT TO THE INTERNET, AND WE EXPECT TO ENCOUNTER RISKS FREQUENTLY FACED BY EARLY-STAGE COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS.

We incorporated our company in 1983 and launched Telebyteusa.com in 1995. We formed Nextday.com as a wholly owned subsidiary in 1999, and launched its Web site that same year. Accordingly, the Internet segment of our business has a limited operating history upon which you can evaluate that portion of our business. In order to be successful, we must attract more traffic to Telebyteusa.com and Nextday.com, and generate significant e-commerce revenues. However, as a relatively recent entrant in a new and rapidly evolving market like the Internet, we face numerous risks and uncertainties. Some of these risks and uncertainties relate to our ability to:

     o develop further Telebyteusa.com and Nextday.com awareness and brand loyalty;

     o attract a larger audience to, and increase frequency of use of, our Telebyteusa.com and Nextday.com Web sites;

     o increase customer acceptance of the online purchase of products through our sites;

     o generate increased e-commerce revenues through our Web site from consumers and other commercial vendors;

     o anticipate and adapt to the changing market for Internet services and e-commerce;

     o    respond to actions taken by our competitors;

     o    manage our growth effectively;

     o    implement our advertising and marketing strategies;

     o develop and renew strategic relationships, particularly with suppliers;

     o    attract, retain and motivate qualified personnel; and

     o continue to upgrade and enhance our technologies and services to accommodate expanded service offerings and increased consumer traffic.

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

Our future success depends, in part, on the continued services of our senior management. Our future success also depends on our ability to retain and motivate our key employees. The loss of the services of our Chief Executive Officer, Dr. Kenneth S. Schneider, or any key employee would have a material adverse effect on our business, results of operations and financial condition. Except for Dr. Schneider and Michael Breneisen, our President, none of our officers or key employees is currently bound by an employment agreement for any specific term. Our relationships with these remaining officers and key employees can be terminated at any time.

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

You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to fall. We expect our quarterly operating results to vary significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:

     o the demand for technology and technology-related products on the Internet in general, or on Telebyeusa.com or Nextday.com in particular;

     o traffic levels on Telebyteusa.com, Telebytebroadband.com and Nextday.com and on other Web sites that refer consumers to our Web site;

     o the announcement or introduction of new or enhanced sites, services and products by our competitors, or us;

     o our ability to attract and retain qualified personnel in a timely and effective manner;

     o acceptance by consumers and companies of the Internet for technology and technology-related products and advertising;

     o our ability to maintain and implement strategic alliances and relationships with manufacturers, suppliers, high-traffic Web sites and portals and other third parties;

     o    changes in product sales resulting from competition or other factors;

     o technical difficulties or system downtime affecting the Internet or the operation of Telebyteusa.com and Nextday.com;

     o the amount and timing of our costs related to advertising and marketing efforts, sales and other initiatives and the timing of revenues generated from such activities;

     o fees we may pay for distribution or content or other costs we may incur as we expand our operations;

     o changes in state and federal government regulations and their interpretations, especially with respect to the Internet;

     o costs related to possible acquisitions of businesses, technologies and services; and

     o general economic conditions and those conditions that specifically affect the Internet and Internet services.

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

Our future success is substantially dependent on the continued growth in the use of the Internet. The Internet is relatively new and is rapidly evolving. Our business would be adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, such as:

     o the Internet infrastructure may not be able to support the demands placed on it, or its performance and reliability may decline as usage grows;

     o security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, commonly referred to as hackers, to penetrate online security systems; and

     o privacy concerns, such as those related to the placement by Web sites of certain information to gather user information, known as "cookies," on a user's hard drive without the user's knowledge or consent.

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

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL STOCKHOLDERS.

The price of our common stock has fluctuated substantially recently. The trading price of our common stock may continue to be volatile in response to factors such as:

     o    actual or anticipated variations in our quarterly operating results;

     o    announcements of new product or service offerings;

     o    technological innovations;

     o    competitive developments;

     o    changes in financial estimates by securities analysts;

     o conditions and trends in the Internet and electronic commerce industries;

     o changes in the economic performance and/or market valuations of other electronic data communications companies; and

     o    general market conditions and other general factors.

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

WE MAY NOT BE ABLE TO CONTINUE TO DEVELOP OUR CONTENT AND SERVICE OFFERINGS TO REMAIN COMPETITIVE.

If we fail to develop and introduce new features, functions or services effectively, it could have a material adverse effect on our business, results of operations and financial condition. To remain competitive, we must continue to enhance and improve our content offerings, the ease of use, responsiveness, functionality and features of the telebyteusa.com, telebytebroadband.com and nextday.com sites and develop new services in addition to continuing to improve the consumer purchasing experience on our site. These efforts may require the development or licensing of increasingly complex technologies. We may not be successful in developing or introducing new features, functions and services, and these features, functions and services may not achieve market acceptance or enhance our brand loyalty.

WE MAY NOT BE ABLE TO INCREASE OR RETAIN OUR INTERNAL DIRECT SALES FORCE TO SUPPORT OUR ANTICIPATED GROWTH.

We rely on our sales personnel to sell our products and services. To support our growth, we need to substantially maintain, and may need to increase, our internal sales force over time. Our ability to do this involves a number of risks, including:


     o    the competition we face in hiring sales personnel;

     o    our ability to integrate, motivate and retain our sales personnel; and

     o    the length of time it takes new sales personnel to become productive.

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

We believe that our ability to compete depends on many factors, many of which are beyond our control. We believe that the principal competitive factors in attracting consumers to our Web site are:

     o    brand awareness and loyalty;

     o    strategic relationships with high-traffic Web sites and networks;

     o a positive shopping and purchasing experience for the consumer in our client's sites;

     o    breadth and depth of selection of product;

     o    price;

     o    ease of use;

     o    quality of content, other service offerings, and speed of our site;

     o    quality of content, fulfillment and customer service by our clients ;
          and

     o    Web site functionality, responsiveness, reliability, and speed.

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

In addition, our operations depend upon our ability to maintain and protect our computer systems. Our third-party provider maintains, within their own control and to their own specifications, the only backup disaster recovery program. The system therefore is vulnerable to damage from a disastrous event, such as fire, flood, earthquake, power loss, telecommunications failures, hackers and similar occurrences which cannot be controlled or corrected by the third party as well as being vulnerable to any failure by the third party to adequately maintain or protect our equipment or their own facilities. The occurrence of a disastrous event could have a material adverse effect on our business, results of operations and financial condition.

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

IF THE PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS IS INADEQUATE, OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED.

Although our ability to compete depends, to some extent, upon copyright law and confidentiality agreements, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable Web site maintenance are more essential in establishing and strengthening our brand. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. Other than our registration of certain domain names, we do not have any other protection for the "Telebyteusa.com" and "Nextday.com" names. We do not believe that we or anyone else can obtain protection for such names in the United States. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In addition, litigation may be necessary in the future to enforce or protect our intellectual property rights or to defend against claims or infringement. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants. We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Misappropriation of our intellectual property or the costs associated with litigation related thereto could have a material adverse effect on our business, results of operations and financial condition.

EXISTING STOCKHOLDERS WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER US.

Approximately 23% of the outstanding common stock is beneficially owned by Dr. Kenneth S. Schneider, our Chief Executive Officer. Accordingly, Dr.Schneider will have substantial influence over the outcome of any matter submitted to a vote of stockholders, including the election of directors and the approval of significant corporate transactions (such as acquisitions of us or our assets). Such influence could delay or prevent a change of control of our Company. Please see "Security Ownership of Certain Beneficial Owners and Management."

WE MAY BE UNABLE TO RESPOND TO EVENTS OUTSIDE OUR CONTROL

Our business may also be adversely affected by matters and events affecting businesses generally, including, without limitation, political and economic events, labor unrest, acts of God, war and other events outside of our control.

Item 7. Financial Statements

The audited financial statements of the Company as of December 31, 2001 and 2000 and for the years then ended are included in this Annual Report on Form 10-KSB following Item 13 thereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    Part III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information concerning the Company's officers and directors as of December 31, 2001. Telebyte's directors are elected to serve until the next annual meeting of shareholders or until their successors are elected and qualified. The executive officers are appointed annually by, and serve at the pleasure of, the Board of Directors.

Name, age, and positions        Business experience during past         Director
held with the Company           five years and principal occupation     since
---------------------           -----------------------------------     -----

Kenneth S. Schneider, Ph.D.,    Dr. Schneider served as Vice President    1983
age 56, Chairman, CEO,          and Treasurer from August 1983 to
Secretary, and                  January 1999. He was elected
Director                        Secretary in June 1991. He became
                                Chairman of the Board and CEO in
                                January 1999.

Michael Breneisen, age 37,      Mr. Breneisen served as Controller        1999
President, COO, CFO,            from July 1992 and Vice President
Treasurer and Director          and CFO from January 1997.  He
                                became President, COO and CFO
                                in January 1999 and Treasurer in
                                March 2000. He became CEO of
                                Nextday.com in June 1999.

Jamil Sopher, age 58            Mr. Sopher is an independent con-.        1996
Director                        sultant.  Previously, Mr. Sopher
                                worked for the World Bank where he
                                was employed from 1980 to 2000.

Jonathan D. Casher, age 57      Mr. Casher is the founder, Chairman 2000
Director                        and CEO of RECAP, Inc. and has
                                worked for RECAP, Inc. since 1989.

Section 16 Beneficial Ownership Reporting

Based upon a review of copies of the forms required to be filed under Section 16(a) of the Securities Exchange Act of 1934 or written representations from officers and directors, the Company believes all officers and directors, and greater than ten percent owners of the Company's common stock have complied with
Section 16(a).

Item 10. Executive Compensation

The following table provides summary information concerning the cash and certain other compensation paid or accrued by the Company during the last three fiscal years to the executive officers of the Company whose cash compensation exceeded $100,000. The table includes Company contributions on the officer's behalf to the Company's 401(k) Plan.

                           Summary Compensation Table

------------------------------------------------------------------- ----------------------------------------------------------------
                       Annual Compensation                                                Long-Term Compensation
--------------- -------- ------------ ----------- ----------------- ----------------------------------------------------------------
                                                                                Awards                           Payouts
                                                                                ------                           -------
--------------- -------- ------------ ----------- ----------------- ------------- ----------------- ------------- ------------------
     (a)          (b)        (c)         (d)            (e)             (f)             (g)             (h)               (i)
--------------- -------- ------------ ----------- ----------------- ------------- ----------------- ------------- ------------------
Name and                                            Other Annual     Restricted        Stock         Long-Term         All Other
Principal        Year      Salary       Bonus       Compensation    Stock Awards    Options/SARs     Incentive        Compensation
Position                                                                                               Payout
                             ($)         ($)            ($)            (No.)           (No.)            ($)               ($)
--------------- -------- ------------ ----------- ----------------- ------------- ----------------- ------------- ------------------
Kenneth S.       2001     $151,259        0              0               0               0           $4,080(3)         $ 4,437
Schneider
Chairman, CEO,
Secretary &
Director
--------------- -------- ------------ ----------- ----------------- ------------- ----------------- ------------- ------------------
                 2000     $136,836        0              0               0               0           $4,080(3)         $ 5,110
--------------- -------- ------------ ----------- ----------------- ------------- ----------------- ------------- ------------------
                 1999     $125,685        0              0               0               0           $4,080(3)         $ 5,112
                  (1)
--------------- -------- ------------ ----------- ----------------- ------------- ----------------- ------------- ------------------
Joel A.          2001         0           0              0               0               0               0                 0
Kramer
(Former)
President, CEO &
Director
                -------- ------------ ----------- ----------------- ------------- ----------------- ------------- ------------------
                 2000         0           0              0               0               0               0                 0
                -------- ------------ ----------- ----------------- ------------- ----------------- ------------- ------------------
                 1999     $ 10,574       0          $1,726(2)           0               0               0             $95,243(4)
                  (1)
--------------- -------- ------------ ----------- ----------------- ------------- ----------------- ------------- ------------------
Michael          2001     $100,000        0              0               0               0               0             $ 6,537
Breneisen
President,
COO, FO,
Treasurer &
Director
                -------- ------------ ----------- ----------------- ------------- ----------------- ------------- ------------------
                 2000     $ 85,577        0              0               0               0               0             $ 6,503
                -------- ------------ ----------- ----------------- ------------- ----------------- ------------- ------------------
                 1999     $ 75,000     $ 15,000          0               0               0               0             $ 3,251
--------------- -------- ------------ ----------- ----------------- ------------- ----------------- ------------- ------------------

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

             Long-Term Incentive Plans - Awards in Last Fiscal Year


-------------------- -------------- ---------------- --------------------------------------------------
                                                              Estimated Future Payouts under
                                                               Non-Stock Price-Based Plans
                                                     --------------------------------------------------
Name                   Number of     Performance or
                     Shares, Units    Other Period
                       or Other     Until Maturation  Threshold              Target            Maximum
                      Rights (#)       Or Payout        ($ )                  ($ )              ($ )
-------------------- -------------- ---------------- ------------------ ----------------- -------------
Kenneth S. Schneider       --        April 16, 2010  $26,667(1)            $26,667(1)        $26,667(1)
Chairman, CEO,
Secretary & Director
-------------------- -------------- ---------------- ------------------ ----------------- -------------

     (1) In 1990, the Company entered into a deferred compensation agreement with Kenneth S. Schneider, pursuant to which he will receive a defined amount, approximately 30% of his 1990 base salary, each year for a period of 10 years after reaching age 65. The deferred compensation plan is funded through life insurance and is being provided for currently. The expense charged to operations in 2001 for such future obligations was $4,080.

                   Aggregate Option Grants in Last Fiscal Year

-------------------- ----------------- -------------------- ----------- ----------
Name                 Number of Options  % of Total Options  Exercise or
                                       Granted to Employees Base Price  Expiration
                          Granted      in Fiscal Year 2001   ($/Share)     Date
-------------------- ----------------- -------------------- ----------- ----------
Michael Breneisen            0                  --               --          --
-------------------- ----------------- -------------------- ----------- ----------
Kenneth S. Schneider         0                  --               --          --
-------------------- ----------------- -------------------- ----------- ----------

The following table sets forth information concerning each exercise of stock options during fiscal 2001 by each of the named executive officers and fiscal year-end value of unexercised options:

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

-------------------- ------------------ -------------- --------------------- -----------------------
Name                 Shares Acquired on Value Realized Number of Unexercised   Value of Unexercised
                        Exercise (#)         ($)             Options at      In-the-Money Options at
                                                          December 31,2001         December 31, 2001 (1)
-------------------- ------------------ -------------- --------------------- -----------------------
Michael Breneisen             0               0             210,000 (2)                 $0
-------------------- ------------------ -------------- --------------------- -----------------------
Kenneth S. Schneider          0               0             205,000 (2)                 $0
-------------------- ------------------ -------------- --------------------- -----------------------

     (1) Calculation based upon the closing price of the Company's common stock ($0.81 per share) as reported by Nasdaq Trading and Market Services on December 31, 2001.

     (2) 60,000 option shares vest June 30, 2004, and 100,000 option shares vest January 1, 2005; subject, however, to accelerated events if certain targets are met.

Compensation Plans and Other Compensation

The Company's Board of Directors, with the approval of the stockholders, has adopted a Stock Option Plan (the "2001 Plan") and has reserved for issuance thereunder 500,000 shares of the Company's common stock. As of December 31, 2001, there were 500,000 shares available for grants under the 2001 Plan. Pursuant to the 2001 Plan, the Company may grant options under the 2001 Plan which are intended either to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") ("Incentive Stock Options"), or not to qualify ("Nonstatutory Stock Options").

The 2001 Plan provides for its administration by the Board of Directors or by a committee (the "Stock Option Committee") consisting of at least one director chosen by the Board of Directors. The Board of Directors or the Stock Option Committee has authority (subject to certain restrictions) to select from the group of eligible employees, non-employee directors, consultants and advisors the individuals or entities to whom options will be granted, and to determine the times at which and the exercise price for which options will be granted.

The exercise price of shares underlying an Incentive Stock Option may not be less than the fair market value (as such term is defined in the 2001 Plan) of the common stock on the date upon which such option is granted. In addition, in the case of a recipient of an Incentive Stock Option who, at the time the option is granted, owns more than 10% of the total combined voting power of all classes of stock of the Company or of a parent or subsidiary corporation of the Company (a "10% Stockholder"), the exercise price of the shares subject to such option must be at least 110% of the fair market value of the common stock on the date upon which such option is granted.

The exercise price of shares underlying a Nonstatutory Stock Option will be determined by the Board of Directors or the Stock Option Committee at the time of grant and need not be equal to or greater than the fair market value of the Company's common stock.

The Company's Board of Directors, with the approval of the stockholders, has adopted a Stock Option Plan (the "1999 Plan") and has reserved for issuance thereunder 500,000 shares of the Company's common stock. As of December 31, 2001, options to purchase an aggregate of 454,000 shares have been granted and there were 46,000 shares available for grants under the 1999 Plan. Pursuant to the 1999 Plan, the Company may grant options under the 1999 Plan which are intended either to qualify as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") ("Incentive Stock Options"), or not to qualify ("Nonstatutory Stock Options").

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

In 1994 the Company adopted the 1993 Stock Option Plan (the "1993 Plan") under which options to purchase 100,000 shares of the common stock were reserved. All directors, officers or other key employees of the Company are eligible to participate in the 1993 Plan, which is administered by the Board of Directors of the Company. As of December 31, 2001, there were options to purchase 32,050 shares available under the 1993 Plan. Pursuant to the 1993 Plan, the Company is permitted to issue incentive stock options.

In 1987, the Company adopted a plan, which provided for grants to officers and key employees of the Company, of incentive stock options to purchase up to an aggregate of 250,000 shares of the Company's common stock. Options to purchase 10,000 shares are outstanding.

In 2001, the Company adopted the Employee Stock Purchase Plan, which was approved by our stockholders on July 12, 2001. In accordance with Section 423 of the Internal Revenue Code, eligible employees may authorize payroll deductions of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. An eligible employee may purchase up to 2,000 shares of stock during any single offering period. No shares were purchased under the 2001 Employee Stock Purchase Plan during the year ended December 31, 2001. The Company expects the first offering period to begin on July 1, 2002 and end on December 31, 2002. The maximum number of shares offered under the 2001 Employee Stock Purchase Plan is 400,000 shares.

The Company has an informal bonus plan in which officers and other key personnel participate. The bonus award, if any, is fixed annually by the Board of Directors. There were no bonuses paid under this plan during fiscal year 2001.

The Company maintains a deferred compensation plan under Internal Revenue Code
Section 401(k). All employees are eligible to participate; the Company contributes 50% of the first 2% deferred by the employee. Each employee may voluntarily contribute up to 15% of annual compensation, or the maximum allowed as determined by the Internal Revenue Code.

During 2000, the Company renewed, for an additional three-year term, the employment agreement with Kenneth S. Schneider. The employment agreement provides that Dr. Schneider would receive a minimum salary of $151,259 per annum. During the employment period, Dr. Schneider is entitled upon termination or expiration of the agreement under certain circumstances (including a change of control) to certain severance benefits.

During 1999, the Company entered into a three year employment agreement with Michael Breneisen. The employment agreement provides that Mr. Breneisen will receive a minimum salary of $100,000 per annum. During the employment period Mr. Breneisen is entitled upon termination or expiration of the agreement under certain circumstances (including a change of control) to certain severance benefits. During 2001, the Board of Directors voted to extend this agreement for an additional three years when it comes up for renewal.

Except for life and medical insurance benefit programs, which are available to all employees, the Company has no other compensation plans.

The outside directors do not receive a per meeting fee, but do receive reimbursement of expenses for attending each meeting and is eligible to receive stock options.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2001 information concerning
(i) the shares held by each person or group known to own beneficially more than 5% of the outstanding shares of common stock, (ii) shares owned by the Chief Executive Officer (iii) shares owned by all executive officers and directors as a group.

-------------- -------------------------- --------------------- ----------
Title of Class Name and Address of         Amount and Nature of Percent of
               Beneficial Owner              Beneficial Owner      Class
-------------- -------------------------- --------------------- ----------
    Common     Kenneth S. Schneider           328,037(1)           23.6%
               270 Pulaski Road
               Greenlawn, NY 11740
-------------- -------------------------- --------------------- ----------
    Common     Michael Breneisen               81,900(2)            5.9%
               270 Pulaski Road
               Greenlawn, NY 11740
-------------- -------------------------- --------------------- ----------
    Common     Jamil Sopher                    44,230(3)            3.2%
               270 Pulaski Road
               Greenlawn, NY 11740
-------------- -------------------------- --------------------- ----------
    Common     Jonathan D. Casher               6,000(4)            0.4%
               270 Pulaski Road
               Greenlawn, NY 11740
-------------- -------------------------- --------------------- ----------

               -------------------------- --------------------- ----------
               All executive officers and     460,167              33.1%
               directors
               As a group (4 in number)
               -------------------------- --------------------- ----------

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

3(c) The Company's Certificate of Incorporation under the State of Delaware and is incorporated by reference herein.

3(d) The By-laws of the Company as a Delaware corporation and is incorporated by reference herein.

3(e) Certificate of ownership and merger, merging Telebyte Technology, Inc. (a Nevada corporation) into Telebyte Technology, Inc. (a Delaware corporation) and is incorporated by reference herein.

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

10(c) Deferred compensation agreements dated December 12, 1990 between Telebyte Technology, Inc. and Joel A. Kramer and Kenneth S. Schneider, were filed as an Exhibit to the Company's 1990 Annual Report on Form 10-K (File No. 0-11883) and are incorporated by reference herein.

10(e) $1,000,000 Revolving Line of Credit agreement dated June 23, 1994 between Merrill Lynch and Telebyte Technology, Inc. was filed as an exhibit on Form 10-KSB for the year ended December 31, 1994 (File No. 0-11883) and is incorporated by reference herein.

10(f) Employment Agreements between the Company and Kenneth S. Schneider dated August 1, 1997 was filed as an exhibit on Form 10-KSB for the year ended December 31, 1997 (File No. 0-11883) and is incorporated by reference herein.

10(g) Mortgage Loan Modification Agreement dated March 18, 1998 between the Company and Home Federal Savings Bank 1997 was filed as an exhibit on Form 10-KSB for the year ended December 31, 1998 (File No. 0-11883) and is incorporated by reference herein.

10(h) Stock Purchase Agreement dated January 20, 1999 between the Company and Joel A. Kramer was filed as an exhibit to the Company's current report on Form 8K filed on January 27, 1999 and is incorporated by reference herein.

10(i) Consulting Agreement dated January 20, 1999 between the Company and Joel
A. Kramer was filed as an exhibit to the Company's current report on Form 8K filed on January 27, 1999 and is incorporated by reference herein.

10(j) Termination Agreement dated January 20, 1999 between the Company and Joel
A. Kramer was filed as an exhibit to the Company's current report on Form 8K filed on January 27, 1999 and is incorporated by reference herein.

10(k) Agreement and Release dated January 20, 1999 between the Company and Joel
A. Kramer and was filed as an exhibit to the Company's current report on Form 8K filed on January 27, 1999 and is incorporated by reference herein.

10(l) Employment Agreement between the Company and Michael Breneisen dated June 25, 1999 and is incorporated by reference herein.

10(m) The Company's 1999 Stock Option Plan; and is incorporated by reference herein.

10(n) $1,000,000 Reducing Revolving Line of Credit Agreement dated January 20, 1999 between Merrill Lynch and Telebyte Technology, Inc. and is incorporated by reference herein.

10(o) The Company's 2001 Stock Option Plan is attached herein.

10(p) The Company's 2001 Employee Stock Purchase Plan is attached herein.

(21) Subsidiaries of the Small Business Issuer.

(23) Consent of Grant Thornton LLP, independent certified public accountants.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter for the fiscal year ended December 31, 2001.

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

Date:    April 1, 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.



April 1, 2002     __________\s\_____________


Kenneth S. Schneider, Director



April 1, 2002     ___________\s\____________


Jamil Sopher, Director



April 1, 2002     ___________\s\____________


Michael Breneisen, Director



April 1, 2002     ___________\s\____________


Jonathan D. Casher, Director

                          Telebyte, Inc. and Subsidiary

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----

Report of Independent Certified Public Accountants                     F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000        F-3 - F-4

Consolidated Statements of Operations for the years ended
    December 31, 2001 and 2000                                         F-5

Consolidated Statement of Shareholders' Equity for the years
    ended December 31, 2001 and 2000                                   F-6

Consolidated Statements of Cash Flows for the years ended
    December 31, 2001 and 2000                                         F-7

Notes to Consolidated Financial Statements                          F-8 - F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Telebyte, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Telebyte, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telebyte, Inc. and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Melville, New York

March 15, 2002

                          Telebyte, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                    ASSETS
                                                           2001           2000
                                                       ----------     ----------

CURRENT ASSETS
    Cash and cash equivalents                          $  245,057     $  433,703
    Accounts receivable, net of allowance of
       $38,000 in 2001 and $12,500 in 2000                561,723        776,668
    Inventories                                         2,089,233      1,674,693
    Prepaid expenses and other                            127,333        118,553
    Refundable income taxes                               253,961             --
    Deferred income taxes                                 282,000        193,000
                                                       ----------     ----------

         Total current assets                           3,559,307      3,196,617

PROPERTY AND EQUIPMENT, NET                             1,237,192      1,186,410

OTHER ASSETS, NET                                         137,783        232,557
                                                       ----------     ----------

                                                       $4,934,282     $4,615,584
                                                       ==========     ==========

The accompanying notes are an integral part of these statements.

                          Telebyte, Inc. and Subsidiary

                                  December 31,

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            2001        2000
                                                         ----------   ----------

CURRENT LIABILITIES
    Accounts payable                                     $  464,416   $  314,939
    Accrued expenses                                        278,729      153,254
    Accrued taxes payable                                        --      154,720
    Borrowings under line of credit                         399,400           --
    Current maturities of long-term debt                     88,618       81,811
    Current maturities of capital lease obligations          11,046           --
                                                         ----------   ----------

         Total current liabilities                        1,242,209      704,724


LONG-TERM BORROWINGS UNDER LINE OF CREDIT                   257,149           --

LONG-TERM DEBT, less current maturities                     642,002      734,531

CAPITAL LEASE OBLIGATIONS, less current maturities           13,100           --

DEFERRED INCOME TAXES                                       217,000      215,000

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
    Common stock - $.01 par value; 9,000,000
       shares authorized; 1,253,631 shares issued and
       outstanding in 2001 and 2000                          12,536       12,536
    Capital in excess of par value                        1,781,672    1,781,672
    Retained earnings                                       768,614    1,167,121
                                                         ----------   ----------

                                                          2,562,822    2,961,329
                                                         ----------   ----------

                                                         $4,934,282   $4,615,584
                                                         ==========   ==========

The accompanying notes are an integral part of these statements.

                          Telebyte, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                        2001            2000
                                                    -----------     -----------

Net sales                                           $ 5,775,111     $ 6,464,528
Cost of sales                                         3,366,830       3,155,494
                                                    -----------     -----------

         Gross profit                                 2,408,281       3,309,034
                                                    -----------     -----------

Operating expenses
    Selling, general and administrative               2,385,887       1,969,518
    Research and development                            727,062         537,236
                                                    -----------     -----------

                                                      3,112,949       2,506,754
                                                    -----------     -----------

         Operating profit (loss)                       (704,668)        802,280
                                                    -----------     -----------

Other income (expense)
    Interest income                                       6,346          31,649
    Rental income                                        48,195          48,195
    Other income                                         78,855              --
    Interest expense                                    (98,471)        (95,202)
                                                    -----------     -----------

                                                         34,925         (15,358)
                                                    -----------     -----------

         Earnings (loss) before income taxes           (669,743)        786,922

Income tax provision (benefit)                         (271,236)        283,000
                                                    -----------     -----------

         NET EARNINGS (LOSS)                        $  (398,507)    $   503,922
                                                    ===========     ===========

Earnings (loss) per common share:
    Basic                                           $     (0.32)    $      0.40
                                                    ===========     ===========
    Diluted                                         $     (0.32)    $      0.32
                                                    ===========     ===========

Weighted-average shares:
    Basic                                             1,253,631       1,252,713
                                                    ===========     ===========
    Diluted                                           1,253,631       1,578,648
                                                    ===========     ===========


The accompanying notes are an integral part of these statements.

                          Telebyte, Inc. and Subsidiary

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     Years ended December 31, 2001 and 2000


                                Number               Capital in
                               of shares   Common    excess of      Retained
                                issued      stock    par value      earnings        Total
                               ---------   -------   ----------   -----------    -----------

Balance at January 1, 2000     1,248,631   $12,486   $1,740,472   $   663,199    $ 2,416,157

Common stock issued upon
    exercise of options            5,000        50       41,200            --         41,250

Net earnings                          --        --           --       503,922        503,922
                               ---------   -------   ----------   -----------    -----------

Balance at December 31, 2000   1,253,631    12,536    1,781,672     1,167,121      2,961,329

Net loss                              --        --           --      (398,507)      (398,507)
                               ---------   -------   ----------   -----------    -----------

Balance at December 31, 2001   1,253,631   $12,536   $1,781,672   $   768,614    $ 2,562,822
                               =========   =======   ==========   ===========    ===========


The accompanying notes are an integral part of this statement.

                          Telebyte, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                  2001         2000
                                                               ---------    ---------

Cash flows from operating activities
    Net earnings (loss)                                        $(398,507)   $ 503,922
    Adjustments to reconcile net earnings (loss) to net
       cash provided by (used in) operating activities
          Provision for bad debt expense                          25,500        1,351
          Depreciation and amortization                          224,090      307,620
          Provision for inventory obsolescence                    77,834        9,996
          Deferred income taxes                                  (87,000)     (38,000)
          Imputed interest                                         1,480        1,389
          Decrease (increase) in operating assets
              Accounts receivable                                189,445       80,898
              Inventories                                       (492,374)    (165,412)
              Prepaid expenses, taxes and other                 (235,380)     (44,931)
          Increase (decrease) in operating liabilities
              Accounts payable                                   149,477       42,423
              Accrued expenses and taxes payable                 (29,245)     (20,988)
                                                               ---------    ---------

         Net cash provided by (used in) operating activities    (574,680)     678,268
                                                               ---------    ---------

Cash flows from investing activities
    Additions to property and equipment                         (173,999)    (214,326)
    Purchase of intangibles                                           --     (110,000)
                                                               ---------    ---------

         Net cash used in investing activities                  (173,999)    (324,326)
                                                               ---------    ---------

Cash flows from financing activities
    Principal payments on long-term debt                         (87,202)     (68,825)
    Principal payments on capital lease obligation                (9,314)          --
    Net borrowings (payments) under line of credit
        agreements                                               656,549     (221,941)
                                                               ---------    ---------

         Net cash provided by (used in) financing activities     560,033     (290,766)
                                                               ---------    ---------

         NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                              (188,646)      63,176

Cash and cash equivalents at beginning of year                   433,703      370,527
                                                               ---------    ---------

Cash and cash equivalents at end of year                       $ 245,057    $ 433,703
                                                               =========    =========

Noncash financing activities:
    Issuance of note payable for purchase of
        intangibles                                                         $  60,825
    Equipment acquired under capital lease obligation          $  33,460

The accompanying notes are an integral part of these statements.

                          Telebyte, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Telebyte, Inc. and Subsidiary (the "Company") designs, manufactures and markets electronic data communications products. The Company's products are primarily sold to end-users, domestic dealers and distributors, foreign dealers and distributors and original equipment manufacturers. Through the Company's wholly-owned subsidiary, Nextday.com, Inc. ("Nextday.com"), the Company, utilizing electronic commerce (e-commerce) via the Internet, resells products manufactured principally by other companies in the business-to-business marketplace. The Company currently operates in two business segments, data communications and e-commerce. The Company does not depend upon sales to a single customer or a limited group of customers and there were no sales to a single customer during the last two years exceeding 10% of net sales. The Company has no foreign operations. Export sales were $828,000 and $967,000 in 2001 and 2000, respectively.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     1.   Principles of Consolidation 2.

          The accompanying consolidated financial statements include the accounts of Telebyte Inc. and its subsidiary, Nextday.com. All significant intercompany balances have been eliminated in consolidation.

     2.   Inventories

     3. Inventories are stated at the lower of cost (first-in, first-out) or market.

     4.   Property and Equipment

     5. Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which are 35 years for building and improvements, 5 years for equipment and 2 years for software.

                          Telebyte, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE A (continued)

     4.   Other Assets

          Other assets include the unamortized costs of certain intangible assets including a license agreement and deferred loan costs. Amortization is provided for on a straight-line basis over the shorter of the estimated useful lives or the related contractual life.

     5.   Long-Lived Assets

          It is the Company's policy to evaluate and recognize an impairment to its long-lived assets if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

     6.   Income Taxes

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

     7.   Earnings Per Share

          Basic earnings per share is determined by dividing the Company's net earnings by the weighted- average shares outstanding. Diluted earnings per share includes the dilutive effects of outstanding stock options. Excluded from the calculation of diluted earnings per share are 524,000 and 28,500 options to purchase the Company's common stock in 2001 and 2000, respectively, as their inclusion would have been antidilutive.

     8.   Stock-Based Compensation Plans

          The Company maintains four fixed stock option plans, as more fully described in Note G to the consolidated financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, and, accordingly, recognizes no compensation expense. Therefore, the Company has elected the disclosure provisions only of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                          Telebyte, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE A (continued)

     9.   Consolidated Statements of Cash Flows

          For purposes of the consolidated statements of cash flows, the Company considers highly liquid cash investments with an original maturity of three months or less to be cash equivalents. The Company paid interest of $73,092 and $94,313 and income taxes of $217,825 and $356,642 in
          2001 and 2000, respectively.

     10.  Revenue Recognition

     11. Revenue is recognized from sales when a product is shipped and title passes to customers. Service fees are recognized upon the completion of the related service.

     11.  Advertising

          Advertising costs are expensed as incurred and totaled $6,000 and $63,000 in 2001 and 2000, respectively.

     12.  Research and Development

          Research and development costs are expensed as incurred.

     13.  Shipping and Handling Fees and Costs

          The Company includes fees billed to a customer relating to shipping and handling costs in net sales. All shipping and handling expenses incurred by the Company are included in cost of sales.

     14.  Use of Estimates and Fair Value of Financial Instruments

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

                          Telebyte, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE A (continued)

          Management of the Company believes that the fair value of financial instruments, consisting of cash, accounts receivable and debt, approximates carrying value due to the immediate or short-term maturity associated with its cash and accounts receivable and the interest rates associated with its debt.

     15.  New Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations," which is effective for years beginning after June 15, 2002. SFAS No. 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The Company has elected to adopt SFAS No. 143 for the year beginning January 1, 2002. The impact of adopting SFAS No. 143 is not expected to be material to the consolidated financial statements.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal and recognition of impairment loss related to the carrying value of long-lived assets. The Company has elected to adopt SFAS No. 144 for the year beginning January 1, 2002. The impact of adopting SFAS No. 144 is not expected to be material to the consolidated financial statements.

     16.  Reclassification

          Certain 2000 year amounts have been reclassified to conform to the 2001 year presentation.

                          Telebyte, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE B - INVENTORIES

     Inventories consist of the following at December 31:

                                                        2001             2000
                                                     ----------       ----------

Purchased components and materials                   $1,168,995       $  756,812
Work in process                                         313,512          369,213
Finished goods                                          606,726          548,668
                                                     ----------       ----------

                                                     $2,089,233       $1,674,693
                                                     ==========       ==========

NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:


                                                        2001             2000
                                                    ----------        ----------

Land                                                $  300,000        $  300,000
Building and improvements                            1,045,570         1,029,183
Equipment                                              854,766           689,494
Software                                               115,563            89,763
                                                    ----------        ----------

                                                     2,315,899         2,108,440
Less accumulated depreciation                        1,078,707           922,030
                                                    ----------        ----------

                                                    $1,237,192        $1,186,410
                                                    ==========        ==========

NOTE D - DEBT

     1.   Line of Credit Facility

          The Company has an agreement with a financial institution, expiring June 30, 2002, which provides the Company with a line of credit facility of up to $500,000 based on eligible accounts receivable and purchased components and materials and finished goods inventories of the Company, as defined in the agreement. Further, the agreement contains certain financial covenants which require the Company to maintain a minimum level of tangible net worth and places limitations on the ratio of the Company's total debt to Company's tangible net worth, as defined in the agreement.

                          Telebyte, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE D (continued)

          Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75% (5.5% at December 31, 2001). Net borrowings under this line of credit totaled $399,400 at December 31, 2001.

          In January 1999, the Company secured an additional Reducing Revolving line of credit from this institution, which provides for initial borrowings up to a maximum of $1,000,000. Availability under the Reducing Revolving line of credit will be reduced monthly by approximately $11,900 and will expire January 2006. Availability under this line at December 31, 2001 was approximately $583,000. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90% (4.68% at December 31, 2001). Net borrowings under this line of credit totaled $257,149 at December 31, 2001.

     2.   Mortgage Note

          The Company's first mortgage note is collateralized by land and building. The remaining unpaid mortgage note balance at December 31, 2001 is payable in equal monthly installments of $12,297 (inclusive of interest at 9.3%) with a maturity date of June 2008. On June 1, 2000, the interest rate was increased to 9.3% in accordance with the terms of the mortgage modification agreement. At that time, and every three years thereafter, the interest rate will be adjusted to the three-year weekly average U.S. Treasury Constant Maturity Rate plus 3%.

          Financing and other costs aggregating $95,122 incurred in connection with the acquisition of real property and the refinancing of mortgage debt are stated at cost, net of accumulated amortization of $68,761 and $63,582 at December 31, 2001 and 2000, respectively, and are included in "Other assets" in the accompanying consolidated balance sheets. Amortization is provided on a straight-line basis over the life of the mortgage note.

                          Telebyte, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE D (continued)

          Long-term debt is summarized as follows at December 31:


                                                                   2001       2000
                                                                 --------   --------

Domain name note payable in five annual installments of $5,000 beginning on March 8, 2001, net of imputed interest
     of $4,036                                                   $ 17,444   $ 20,964
First mortgage note payable to bank in
    equal monthly installments, including
    interest, through June 2008                                   713,176    795,378
                                                                 --------   --------

                                                                  730,620    816,342
Less current maturities                                            88,618     81,811
                                                                 --------   --------

                                                                 $642,002   $734,531
                                                                 ========   ========

          Aggregate maturities of long-term debt as of December 31, 2001 are as follows:

                            2002                               $  88,618
                            2003                                  97,184
                            2004                                 106,577
                            2005                                 116,880
                            2006                                 122,823
                            Thereafter                           198,538
                                                                 -------

                                                                $730,620
                                                                ========

NOTE E - EMPLOYEE BENEFIT PLANS

          The Company sponsors an employee investment savings 401(k) plan to which both the Company and employees contribute. All employees are eligible to participate; the Company contributes 50% of the first 2% deferred by the employee. Each employee may voluntarily contribute up to 15% of annual compensation, or the maximum allowed as determined by the Internal Revenue Code. Benefits are 100% vested and are payable upon the employee's death, disability, retirement, termination and under certain financial circumstances. Employer contributions of $11,025 and $8,485 were made to the plan in 2001 and 2000, respectively.

                          Telebyte, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE E (continued)

     The Company maintains a deferred compensation agreement with a key officer, whereby the officer will receive a defined amount approximating 30% of his 1990 base salary for a period of 10 years after reaching age 65. The deferred compensation plan is funded through life insurance and is being provided for currently. The expense charged to operations in 2001 and 2000 for such future obligations was approximately $4,080 in each year.

NOTE F - INCOME TAXES

     The provision (benefit) for income taxes is summarized as follows:

                                                   2001                  2000
                                                ---------             ---------


     Current                                    $(187,236)            $ 271,000
         Federal                                    3,000                50,000
         State                                  ---------             ---------

                                                 (184,236)              321,000

     Deferred                                     (87,000)              (38,000)
                                                ---------             ---------

                                                $(271,236)            $ 283,000
                                                =========             =========

     The actual income tax expense (benefit) differs from the Federal statutory rate as follows:

                                            2001                    2000
                                     ------------------     ------------------
                                       Amount        %        Amount        %
                                     ---------     ----     ---------     ----

     Federal statutory rate          $(227,700)   (34.0)%   $ 267,500     34.0%
     State income taxes, net of
        Federal income tax benefit     (32,500)    (4.8)       33,000      4.2
     Officers' life insurance            1,500       .2         2,000       .2
     Other permanent differences       (12,536)    (1.9)      (19,500)    (2.4)
                                       -------     ----       -------     ----

                                     $(271,236)   (40.5)%   $ 283,000     36.0%
                                     =========    =====     =========     ====

                          Telebyte, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE F (continued)

     The tax effects of temporary differences which give rise to deferred tax assets (liabilities) at December 31, 2001 and 2000 are summarized as follows:

                                                                 2001         2000
                                                              ---------    ---------

     Deferred tax assets
         Deferred compensation                                $  85,000    $  83,000
         Inventory valuation                                    107,000       71,000
         Allowance for doubtful accounts                         15,000       18,000
         Accrued expenses                                        41,000       21,000
         Net operating loss carryforwards                        34,000           --
                                                              ---------    ---------

               Gross deferred tax assets                        282,000      193,000

     Deferred tax liabilities
         Excess tax over book depreciation and amortization    (217,000)    (215,000)
                                                              ---------    ---------

      Net deferred tax asset (liability)                      $  65,000    $ (22,000)
                                                              =========    =========

NOTE G - STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN

     In 1987, the Company adopted a plan which provided for the granting, to officers and key employees of the Company, of incentive stock options, as defined in the Internal Revenue Code, for the purchase of a maximum of 250,000 shares of the Company's common stock. Options to purchase 10,000 shares are outstanding under this plan. Under the terms of the plan, the options, which expire ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant. The options become exercisable in four annual installments, the first installment occurring within one year after the date of grant.

                          Telebyte, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE G (continued)

     In 1994, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"), which provides for the granting, to directors and key employees of the Company, of incentive stock options and nonqualified stock options for the purchase of a maximum of 100,000 shares of the Company's common stock. Under the terms of the 1993 Plan, the options, which expire ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant for incentive stock options and at prices determined by the Board of Directors for nonqualified stock options, and become exercisable in accordance with terms established at the time of the grant. At December 31, 2001, there were 28,750 shares available for grant under the 1993 Plan.

     In 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"), which provides for the granting, to employees, nonemployee directors, consultants and advisors of the Company, of incentive stock options and nonqualified stock options for the purchase of a maximum of 500,000 shares of the Company's common stock. Under the terms of the 1999 Plan, the options, which expire ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant for incentive stock options and at prices determined by the Board of Directors for nonqualified stock options, and become exercisable in accordance with terms established at the time of the grant. At December 31, 2001, there were 48,500 shares available for grant under the 1999 Plan.

     In 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"), which provides for the granting, to employees, nonemployee directors, consultants and advisors of the Company, of incentive stock options and nonqualified stock options for the purchase of a maximum of 500,000 shares of the Company's common stock. Under the terms of the 2001 Plan, the options, which expire ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant for incentive stock options and at prices determined by the Board of Directors for nonqualified stock options, and become exercisable in accordance with terms established at the time of the grant. At December 31, 2001, there were 500,000 shares available for grant under the 2001 Plan.

     In 2001, the Company adopted the Employee Stock Purchase Plan, which was approved by our stockholders on July 12, 2001. In accordance with Section 423 of the Internal Revenue Code, eligible employees may authorize payroll deductions of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. An eligible employee may purchase up to 2,000 shares of stock during any single offering period. No shares were purchased under the 2001 Employee Stock Purchase Plan during the year ended December 31, 2001. The Company expects the first offering period to begin on July 1, 2002 and end on December 31, 2002. The maximum number of shares offered under the 2001 Employee Stock Purchase Plan is 400,000 shares.

                          Telebyte, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE G (continued)

     The following is a summary of activity with respect to stock options under the plans:

                                                                              Weighted-average
                                                 Shares     Price per share   price per share
                                                 ------     ---------------   ---------------

     Outstanding at January 1, 2000              485,300    $.3125 to $3.80        $1.09
         Granted                                  42,000    1.6250 to 2.875         2.21
         Expired                                  (3,300)    .3125 to 1.28          1.05
                                                  ------                            ----

     Outstanding at December 31, 2000            524,000      .90 to 3.80           1.18
         Granted                                  16,000     1.22 to 1.87           1.83
         Expired                                 (16,000)    2.75 to 2.875          2.87
                                                  ------                            ----

     Outstanding at December 31, 2001            524,000      .90 to 3.80           1.14
                                                  ======                            ====

     Balance exercisable at December 31, 2001    176,750      .90 to 3.80           1.27
                                                  ======                            ====


     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2001:

                               Options outstanding           Options exercisable
                        ----------------------------------   -------------------
                                   Weighted-     Weighted-             Weighted-
                                   average        average               average
        Ranges of                  remaining      exercise             exercise
     exercise prices    Shares   life in years     price      Shares     price
     ---------------    ------   -------------      -----     ------     -----

     $.90 to $2.00     511,500        7.47          $1.08    166,250     $1.11
     $2.875 to $3.80    12,500        6.82           3.58     10,500      3.71


The weighted-average option fair value on the grant date was $1.45 and $1.77 for options issued during the years ended December 31, 2001 and 2000, respectively.

                          Telebyte, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE G (continued)

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation"; this statement applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans and does not recognize compensation expense for such plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's reported net earnings (loss) and earnings (loss) per share would be adjusted to the pro forma amount indicated below for the years ended December 31:

                                                     2001           2000
                                                 -----------    -----------

     Net earnings (loss)
         As reported                               $(398,507)      $503,922
         Pro forma                                  (440,003)       384,228
     Basic earnings (loss) per common share
         As reported                                   $(.32)          $.40
         Pro forma                                      (.35)           .31
     Diluted earnings (loss) per common share
         As reported                                   $(.32)          $.32
         Pro forma                                      (.35)           .24

     These pro forma amounts may not be representative of future disclosures because they do not take into account pro forma compensation expense related to grants made before 1997. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2001 and 2000: expected volatility of 120% in 2001 and 121% in 2000; risk-free interest rates ranging from 3.86% to 4.32% in 2001 and 5.08% to 6.15% in 2000. The expected lives of options issued are four years for 2001 and 2000.

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

                           December 31, 2001 and 2000

NOTE H - BUSINESS SEGMENTS

     The Company has two reportable segments: Telebyte is a manufacturer of technology products and Nextday.com distributes products through e-commerce.

     The Company's chief operating decision maker utilizes net sales and net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments for the years ended December 31, 2001 and 2000 are as follows:

                                             2001           2000
                                         -----------    -----------

     Net sales from external customers
         Telebyte                        $ 5,277,990    $ 6,213,225
         Nextday.com                         497,121        251,303
                                         -----------    -----------

                                         $ 5,775,111    $ 6,464,528
                                         ===========    ===========

     Intersegment net sales
         Telebyte                        $   218,191    $   143,745
         Nextday.com                              --             --
                                         -----------    -----------

                                         $   218,191    $   143,745
                                         ===========    ===========

     Operating profit (loss)
         Telebyte                        $  (526,106)   $ 1,140,856
         Nextday.com                        (178,562)      (338,576)
                                         -----------    -----------

                                         $  (704,668)   $   802,280
                                         ===========    ===========

     Interest expense
         Telebyte                        $    98,471    $    95,202
         Nextday.com                              --             --
                                         -----------    -----------

                                         $    98,471    $    95,202
                                         ===========    ===========

                          Telebyte, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE H (continued)

                                             2001           2000
                                         -----------    -----------

     Other income
         Telebyte                        $    53,386    $    77,239
         Nextday.com                          80,010          2,605
                                         -----------    -----------

                                         $   133,396    $    79,844
                                         ===========    ===========

     Income tax provision (benefit)
         Telebyte                        $  (231,324)   $   404,000
         Nextday.com                         (39,912)      (121,000)
                                         -----------    -----------

                                         $  (271,236)   $   283,000
                                         ===========    ===========

     Identifiable assets
         Telebyte                        $ 4,591,629    $ 4,471,001
         Nextday.com                         342,653        144,583
                                         -----------    -----------

                                         $ 4,934,282    $ 4,615,584
                                         ===========    ===========

     Capital expenditures
         Telebyte                        $   147,599    $   198,153
         Nextday.com                          26,400         16,173
                                         -----------    -----------

                                         $   173,999    $   214,326
                                         ===========    ===========

     Depreciation and amortization
         Telebyte                        $   189,850    $   218,382
         Nextday.com                          34,240         89,238
                                         -----------    -----------

                                         $   224,090    $   307,620
                                         ===========    ===========



NOTE I - COMMITMENTS AND CONTINGENCIES

     Former Chairman

     Effective January 20, 1999, the then Chairman of the Board, President and Chief Executive Officer of the Company (the "Former Chairman") resigned his positions with the Company. However, the

                          Telebyte, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE I (continued)

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

     In December 1999, the Company received information indicating that the Former Chairman had breached certain of the noncompetition provisions of the consulting agreement entered into by the Former Chairman and the Company and also of the stock purchase agreement and the termination agreement entered into by the Former Chairman and the Company. In response to this information, the Company asserted its rights under the consulting agreement and cancelled it for cause on January 12, 2000, and ceased making payments thereunder. The Company is considering what further legal action it may take with respect to this situation as warranted under the circumstances.

     Lease Commitments

     The Company leases certain equipment used in its operations pursuant to noncancellable operating and capital leases expiring through February 2004. The minimum rental commitments under these noncancellable leases, at December 31, 2001, are summarized as follows:

                          Telebyte, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE I (continued)


                                                  Operating    Capitalized
                                                   leases        leases
                                                  ---------    ------------
     Year ending December 31,
          2002                                    $ 8,977        $12,716
          2003                                      6,336         12,716
          2004                                        792          1,060
                                                  -------        -------

                                                   16,105         26,492

     Less amount representing interest                 --          2,346
                                                  -------        -------

     Total minimum lease payments                 $16,105         24,146
                                                  =======
     Less current maturities                                      11,046
                                                                 -------

     Long-term capitalized lease obligations                     $13,100
                                                                 =======

     Rent expense for all operating leases was $62,140 and $17,453 in 2001 and 2000, respectively.

     Employment Contracts

     The Company has employment contracts with various officers with remaining terms of approximately three years at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 2001 under such contracts is approximately $590,000.

                          Telebyte, Inc. and Subsidiary

                           December 31, 2001 and 2000

NOTE J - EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                December 31,
                                                         -------------------------
                                                            2001           2000
                                                         -----------    ----------

     Numerator
         Net income (loss)                               $  (398,507)   $  503,922
                                                         ===========    ==========

     Denominator
         Denominator for basic earnings (loss) per
            share (weighted-average shares)                1,253,631     1,252,713
         Effect of dilutive securities
           (employee stock options)                               --       325,935
                                                         ===========    ----------
         Denominator for diluted earnings (loss) per
           share (adjusted weighted-average shares and
           assumed conversions)                            1,253,631     1,578,648
                                                         ===========    ==========

     Basic earnings (loss) per share                     $      (.32)   $      .40
                                                         ===========    ==========
     Diluted earnings (loss) per share                   $      (.32)   $      .32
                                                         ===========    ==========