Form 10QSB
period 2002-03-31
TELEBYTE TECHNOLOGY INC
filed 2002-05-20
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

|_| TRANSITON REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from       to

                  Commission File Number: 0-11883

                                 TELEBYTE, INC.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                        11-2510138
(State or other jurisdiction of incorporation                   (IRS Employer
              or organization)                               Identification No.)

                   270 Pulaski Road, Greenlawn, New York 11740
                    (Address of principal executive offices)

                                 (631) 423-3232
                           (Issuer's telephone number)


         (Former name, former address and former fiscal year, if changed since last report)

As of May 20, 2002, there were outstanding 1,253,631 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                        Yes |_|      No |X|

                           TELEBYTE, INC. & SUBSIDIARY

                                      INDEX

Part I          Financial Information

       Item 1.           Consolidated Financial Statements

                                 Consolidated Balance Sheet
                                 March 31, 2002 (Unaudited)


                                 Consolidated Statements of Operations
                                 Three months ended
                                 March 31, 2002 and 2001 (Unaudited)


                                 Consolidated Statement of Shareholders' Equity Three months ended
                                 March 31, 2002 (Unaudited)

                                 Consolidated Statements of Cash Flows
                                 Three months ended
                                 March 31, 2002 and 2001 (Unaudited)

                                 Notes to Condensed Consolidated Financial
                                 Statements (Unaudited)

       Item 2.           Management's Discussion and
                         Analysis or Plan of Operation


Part II         Other Information

Part I      Financial Information

Item 1.     Financial Statements

                           TELEBYTE, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)


ASSETS
CURRENT ASSETS
              Cash and cash equivalents                                     $   79,337
              Accounts receivable, less
                allowance for doubtful accounts of $41,000                     494,283
              Inventory                                                      2,069,609
              Prepaid expenses                                                  94,303
              Refundable income taxes                                          317,120
              Deferred income taxes                                            282,000
                                                                            ----------
              TOTAL CURRENT ASSETS                                           3,336,652

PROPERTY, PLANT AND EQUIPMENT, less
  accumulated depreciation and amortization                                  1,204,418

OTHER ASSETS                                                                   129,113
                                                                            ----------
                                                                            $4,670,183
                                                                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                                              $  342,610
              Accrued expenses                                                 225,834
              Borrowings under line-of credit                                  351,208
              Current maturities of long-term debt                              90,018
              Current maturities of capital lease obligations                   11,288
                                                                            ----------
              TOTAL CURRENT LIABILITIES                                      1,020,958

LONG-TERM BORROWINGS UNDER LINE OF CREDIT                                      407,581

LONG-TERM DEBT, less current maturities                                        622,011

CAPITAL LEASE OBLIGATIONS, less current maturities                              10,184
DEFERRED SERVICE REVENUE                                                         7,388
DEFERRED INCOME TAXES                                                          217,000

SHAREHOLDERS' EQUITY
              Common stock - $.01 par value; 9,000,000 shares authorized;
                1,253,631 shares issued and outstanding                         12,536
              Capital in excess of par value                                 1,781,672
              Retained earnings                                                590,853
                                                                            ----------
                                                                             2,385,061
                                                                            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $4,670,183
                                                                            ==========

The accompanying notes are an integral part of this financial statement.

                           TELEBYTE, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months ended March 31,

                                                 2002             2001
                                             -----------      -----------
NET SALES                                    $ 1,283,318      $ 1,679,232

COST OF SALES                                    781,064          790,025
                                             -----------      -----------
GROSS PROFIT                                     502,254          889,207
                                             -----------      -----------

OPERATING EXPENSES
      Selling, general and administrative        597,748          600,483
      Research and development                   190,128          140,204
                                             -----------      -----------
                                                 787,876          740,687
                                             -----------      -----------

Operating Income (Loss)                         (285,622)         148,520
                                             -----------      -----------

OTHER INCOME (EXPENSE)
    Other income                                      --           78,800
    Rental income                                 12,049           12,049
    Interest income                                  228            5,057
    Interest expense                             (22,916)         (19,268)
                                             -----------      -----------

       Earnings (Loss) before income taxes      (296,261)         225,158

Income tax provision (benefit)                  (118,500)          87,500
                                             -----------      -----------

NET EARNINGS (LOSS)                          $  (177,761)     $   137,658
                                             ===========      ===========

Earnings (loss) per common share:
      Basic                                  $     (0.14)     $      0.11
                                             ===========      ===========
      Diluted                                $     (0.14)     $      0.09
                                             ===========      ===========

Weighted-average shares:
      Basic                                    1,253,631        1,253,631
                                             ===========      ===========
      Diluted                                  1,253,631        1,515,531
                                             ===========      ===========

The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

                              Number of                  Capital in
                                shares        Common      excess of     Retained
                               issued         stock       par value     earnings        Total
                             ----------    ----------    ----------    ----------    ----------
Balance at January 1, 2002    1,253,631    $   12,536    $1,781,672    $  768,614    $2,562,822


Net loss                                                                 (177,761)     (177,761)
                             ----------    ----------    ----------    ----------    ----------

Balance at March 31, 2002     1,253,631    $   12,536    $1,781,672    $  590,853    $2,385,061
                             ==========    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of this financial statement.

                           TELEBYTE, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months ended March 31,

                                                                     2002              2001
                                                                  ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) earnings                                          $(177,761)         $ 137,658
     Adjustments to reconcile net (loss) earnings to
        net cash used in operating activities:
              Provision for bad debt expense                          3,000              1,500
              Depreciation and amortization                          41,447             57,669
              Provision for inventory obsolescence                    9,999             24,999
              Decrease (increase) in operating assets:
                Accounts receivable                                  64,440             (4,118)
                Inventories                                           9,625           (757,673)
                Prepaid expenses, taxes and other                   (24,459)            16,975
                Increase (decrease) in operating liabilities:
                Accounts payable                                   (121,806)           122,839
                Accrued expenses and taxes payable                  (52,895)               185
                Deferred service revenue                              7,388                 --

              Net cash used in operating activities                (241,022)          (399,966)
                                                                  ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                             (5,673)           (59,827)
                                                                  ---------          ---------

              Net cash used in investing activities                  (5,673)           (59,827)
                                                                  ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long term debt                           (18,591)           (22,990)
     Principal payments on capital lease obligations                 (2,674)                --
     Net (payments) borrowings under line of credit agreement       (48,192)            93,165
     Net borrowings under long-term line of credit agreement        150,432                 --

                                                                  ---------          ---------

              Net cash provided by financing activities              80,975             70,175
                                                                  ---------          ---------

              Net decrease in cash and cash equivalents            (165,720)          (389,618)

Cash and cash equivalents at beginning of period                    245,057            433,703
                                                                  ---------          ---------

Cash and cash equivalents at end of period                        $  79,337          $  44,085
                                                                  =========          =========

The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations, stockholders' equity and cash flows, for the three-months in the period ended March 31, 2002 and 2001, have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present, fairly, the financial position, results of operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

2.    EARNINGS PER SHARE

The number of shares used in the Company's basic and diluted earnings per share computations are as follows:

                                                  Three Months
                                                 ended March 31,

                                                 2002        2001
                                              ---------   ---------
Weighted average common shares outstanding

   for basic earnings per share               1,253,631   1,253,631

Common stock equivalents from stock options          --     261,900
                                              ---------   ---------

Weighted average common shares outstanding

    for diluted earnings per share            1,253,631   1,515,531
                                              =========   =========

Excluded from the calculation of diluted earnings per share are 524,000 and 28,500 options to purchase the Company's common stock at March 31,2001 and 2002, respectively, as their inclusion would be anti-dilutive.

3.    BUSINESS SEGMENTS

The Company has two reportable segments: Telebyte is a manufacturer of technology products and Nextday.com distributes Telebyte and other manufacturer's products through e-commerce.

The Company's chief operating decision maker utilizes net sales and net earnings
(loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies as set forth in the December 31, 2001 Annual Report on Form 10-KSB. Information about the Company's segments for periods ended March 31, 2002 and 2001 are as follows:

                                      Three Months ended March 31,

                                          2002              2001
                                      -----------      -----------

Net sales from external customers
Telebyte                              $ 1,144,285      $ 1,664,325
Nextday.com                               139,033           14,907
                                      -----------      -----------

                                      $ 1,283,318      $ 1,679,232
                                      ===========      ===========

Intersegment net sales
Telebyte                              $     1,221      $   294,173
Nextday.com                                    --               --
                                      -----------      -----------

                                      $     1,221      $   294,173
                                      ===========      ===========

Operating (loss) profit

Telebyte                              $  (272,155)     $   220,108
Nextday.com                               (13,467)         (71,588)
                                      -----------      -----------

                                      $  (285,622)     $   148,520
                                      ===========      ===========

Earnings (loss) before income taxes
Telebyte                              $  (282,907)     $   217,381
Nextday.com                               (13,354)           7,777
                                      -----------      -----------

                                      $  (296,261)     $   225,158
                                      ===========      ===========

Identifiable assets

Telebyte                              $ 4,492,766      $ 4,591,343
Nextday.com                               177,417          355,098
                                      -----------      -----------

                                      $ 4,670,183      $ 4,946,441
                                      ===========      ===========

4.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for years beginning after June 15, 2002. SFAS 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The Company has elected to adopt SFAS 143 for the year beginning January 1, 2002. The impact of adopting SFAS 143 was not material to the consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company has adopted SFAS 144 for the year beginning January 1, 2002. The impact of adopting SFAS 144 was not material to the consolidated financial statements.

      Item 2. Management's Discussion and Analysis or Plan of Operation.

When used herein, the words "believe," "anticipate," "think," "intend," "will be," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein and under the caption "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2001, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers are also urged carefully to review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation." All references to a fiscal year are to our fiscal year, which ends December 31.

RESULTS OF OPERATIONS

Net sales during the first quarter ended March 31, 2002 decreased 23.6% to $1,283,318 compared to sales of $1,679,232 for the same period in 2001. We believe that the decrease in sales was primarily due to the general downturn in the economy. Specifically, Datacom product sales decreased 41.6% to $699,000, compared to sales of $1,196,000 for the first quarter of 2001.

Cost of sales for the first quarter ended March 31, 2002 was $781,064 as compared to $790,025 during the same period in 2001. Cost of sales as a percentage of net sales was 60.8% for the first quarter ended March 31, 2002 as compared to 47.0% of net sales during the same period in 2001. The decrease in our profit margin percentage was primarily due to a lower than normal profit margins and product mix. In an attempt to stimulate sales, the Company reduced the price of specific products for many sales opportunities. Such sales were heavily discounted. The result of all of these actions was a decrease to overall gross profit for the first quarter of 2002.

Selling, general and administrative expenses for the first quarter of 2002 of $597,748 decreased slightly compared to $600,483 during the first quarter of 2001. During the first quarter of 2002, the Company continued to enhance its web presence. Specifically, the company redesigned its broadband website which is located at http://www.telebytebroadband.com. During the first quarter of 2002, the Company exhibited its broadband products at Supernet 2002 in San Jose California. At the exhibition, the Company introduced several new products including the model 460-V and 458-2SL. The model 460-V is the industries first multi-line production VDSL local loop simulator.

Research and development expenses for the first quarter of $190,128 increased compared to $140,204 during the same quarter in 2001. During the first quarter of 2002, Telebyte continued work on several key engineering projects. Development of the 458-2SL continued, and several prototypes were delivered to the marketplace. The 458-2SL allows a customer to use the same highly accurate line modules in a one or two line-module chassis as well as 458 16 slot chassis. This avoids correlation issues that may come up when different wire line simulators are used for the two different applications. The 458-2SL features a backlit LCD display of the line lengths and remote-control parameters, as well as manual adjustment of the line lengths using rotary encoders. The control module in the 458-2SL has other features, such as retention of the last configuration when powered down, and the selection of feet or meters from the front panel. During the first quarter the Company began the development of a VDSL line module for the model 458 which will implement the standard test loops found in the T1E1.4 specification as well as standard straight loop lengths from 0 feet to 6000 feet in 500-foot increments. The Company expects to introduce this product during the second half of 2002.

Interest income decreased to $228 during the first quarter of 2002 from $5,057 for the same period in 2001. During the first quarter of 2002, the Company had rental income of $12,049, which was comparable with the first quarter of 20001. During the first quarter of 2001, the Company had other income totaling $78,800, which represented a settlement the Company received from a service provider that breached an agreement.

The effective tax rate in first quarter of 2002 was 40%, compared with 38.9% in the same quarter of 2001.

The net loss of $(177,761), or $(.14) diluted per share, for the first quarter of 2002 compared to net earnings of $137,658, or $.09 diluted per share, in the same quarter of 2001. The decrease in profitability is due primarily to the decrease in sales, the increase in the cost of sales percentage, and the increase in research and development expenses during the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the three months ended March 31, 2002 was $241,022 compared to net cash of $399,966 in the same period of 2001.

Working capital of $2,315,694 at March 31, 2002 remained essentially unchanged as compared with $2,317,098 at December 31, 2001. The current ratio as of March 31, 2002 increased to 3.27:1 compared to 2.9:1 as of December 31, 2001.


We have an agreement with a financial institution (the "Agreement"), expiring June 30, 2002, which provides us with a line of credit of up to $500,000 based on our eligible accounts receivable, purchased components and materials and finished goods inventories, as defined in the Agreement. Further, the Agreement contains certain financial covenants, which require us to maintain a minimum level of tangible net worth and places limitations on the ratio of our total debt to our tangible net worth, as defined in the Agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus .75%. Net borrowings under this line of credit totaled $351,208 at March 31, 2002. While the Company believes that the Agreement will be renewed upon its expiration on June 30, 2002, the Company has no guarantee of a renewal and, accordingly, there is risk that the corresponding line of credit could be eliminated as a resource on June 30, 2002. If the line of credit is not renewed, the Company believes it can obtain alternative financing; however there can be no assurances that alternative financing will be available.

In January 1999, we secured an additional reducing revolving line of credit from the same institution that provides for initial borrowings up to a maximum of $1,000,000. Availability under the reducing revolving line of credit decreases by approximately $11,900 per month and the line expires January 2006. Availability under this line at March 31, 2002 was approximately $548,000. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90%. Net borrowings under this line of credit totaled $407,581 at March 31, 2002.

We believe that cash generated by our future operations, current cash and cash equivalents, existing lines of credit and additional contemplated financing should supply the cash resources to meet our cash needs for at least the next 12 months. However, this expectation is not at all guaranteed and it may be that these cash resources fall short of the Company's cash needs over the next 12 months.

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

TELEBYTE, INC.


By: \s\
    --------------------------------------------
    Kenneth S. Schneider
    Chairman of the Board
    (Principal Executive Officer)


By: \s\
    --------------------------------------------
    Michael Breneisen, President
    (Principal Financial and Accounting Officer)


Date: May 20, 200 2