Form 10QSB
period 2002-06-30
TELEBYTE TECHNOLOGY INC
filed 2002-08-14
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

|_| TRANSITON REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission File Number: 0-11883

                                 TELEBYTE, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                11-2510138
  (State or other jurisdiction                     (IRS Employer
of incorporation or organization)                 Identification No.)

                   270 Pulaski Road, Greenlawn, New York 11740
                    (Address of principal executive offices)

                                 (631) 423-3232
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

                                 Yes |X| No |_|

      As of August 14, 2002, there were outstanding 1,253,631 shares of Common Stock, $.01 par value.

      Transitional Small Business Disclosure Format (check one);

                                 Yes |_| No |X|

                           TELEBYTE, INC. & SUBSIDIARY

                                      INDEX

Part I Financial Information

        Item 1. Consolidated Condensed Financial Statements

                        Consolidated Balance Sheet
                        June 30, 2002 (Unaudited)

                        Consolidated Statements of Operations
                        Three and six months ended
                        June 30, 2002 and 2001 (Unaudited)

                        Consolidated Statement of Shareholders' Equity Six months ended
                        June 30, 2002 (Unaudited)

                        Consolidated Statements of Cash Flows
                        Six months ended
                        June 30, 2002 and 2001 (Unaudited)

                        Notes to Condensed Consolidated Financial
                        Statements (Unaudited)

        Item 2. Management's Discussion and
                Analysis or Plan of Operation

Part II Other Information

Part I Financial Information

Item 1. Financial Statements

                           TELEBYTE, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)

ASSETS
CURRENT ASSETS
             Cash and cash equivalents                                        $  148,365
             Accounts receivable, less
               allowance for doubtful accounts of $44,000                        681,867
             Inventory                                                         2,025,964
             Prepaid expenses                                                    152,287
             Refundable income taxes                                             321,590
             Deferred income taxes                                               282,000
                                                                              ----------
             TOTAL CURRENT ASSETS                                              3,612,073

PROPERTY AND EQUIPMENT, less
  accumulated depreciation and amortization                                    1,165,769

OTHER ASSETS, net                                                                120,443
                                                                              ----------
                                                                              $4,898,285
                                                                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts payable                                                 $  459,051
             Accrued expenses                                                    254,200
             Borrowings under line-of credit                                     473,674
             Current maturities of long-term debt                                 92,803
             Current maturities of capital lease obligations                      11,536
                                                                              ----------
             TOTAL CURRENT LIABILITIES                                         1,291,264

LONG-TERM BORROWINGS UNDER LINE OF CREDIT                                        487,688

LONG-TERM DEBT, less current maturities                                          591,405

CAPITAL LEASE OBLIGATIONS, less current maturities                                 7,206
DEFERRED SERVICE REVENUE                                                          12,548
DEFERRED INCOME TAXES                                                            217,000

SHAREHOLDERS' EQUITY
             Common stock - $.01 par value; 9,000,000 shares authorized;
               1,253,631 shares issued and outstanding                            12,536
             Capital in excess of par value                                    1,781,672
             Retained earnings                                                   496,966
                                                                              ----------
                                                                               2,291,174
                                                                              ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $4,898,285
                                                                              ==========

The accompanying notes are an integral part of this financial statement.

                           TELEBYTE, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months                       Six Months
                                                                 ended June 30,                    ended June 30,
                                                         -----------------------------       -----------------------------
                                                            2002              2001              2002              2001
                                                         -----------       -----------       -----------       -----------
NET SALES                                                $ 1,325,541       $ 1,368,573       $ 2,608,859       $ 3,047,805

COST OF SALES                                                758,960           738,216         1,540,024         1,528,242
                                                         -----------       -----------       -----------       -----------
GROSS PROFIT                                                 566,581           630,357         1,068,835         1,519,563
                                                         -----------       -----------       -----------       -----------

OPERATING EXPENSES
      Selling, general and administrative                    478,000           607,934         1,075,748         1,208,417
      Research and development                               176,445           188,328           366,573           328,532
                                                         -----------       -----------       -----------       -----------
                                                             654,445           796,262         1,442,321         1,536,949
                                                         -----------       -----------       -----------       -----------

Operating loss                                               (87,864)         (165,905)         (373,486)          (17,386)
                                                         -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE)
    Other income                                               8,772                --             8,772            78,800
    Rental income                                             12,049            12,049            24,098            24,098
    Interest income                                              201               370               429             5,427
    Interest expense                                         (31,515)          (25,664)          (54,431)          (44,931)
                                                         -----------       -----------       -----------       -----------

       (Loss) earnings before income taxes                   (98,357)         (179,150)         (394,618)           46,008

(Benefit) provision for income taxes                          (4,470)          (68,900)         (122,970)           18,600
                                                         -----------       -----------       -----------       -----------

NET (LOSS) EARNINGS                                      $   (93,887)      $  (110,250)      $  (271,648)      $    27,408
                                                         ===========       ===========       ===========       ===========

(Loss) earnings per common share:
      Basic                                              $     (0.07)      $     (0.09)      $     (0.22)      $      0.02
                                                         ===========       ===========       ===========       ===========
      Diluted                                            $     (0.07)      $     (0.09)      $     (0.22)      $      0.02
                                                         ===========       ===========       ===========       ===========

Shares used in computing earnings per common share:

      Basic                                                1,253,631         1,253,631         1,253,631         1,253,631
                                                         ===========       ===========       ===========       ===========
      Diluted                                              1,253,631         1,253,631         1,253,631         1,470,974
                                                         ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

                               Number of                  Capital in
                                 shares      Common       excess of         Retained
                                issued       stock        par value         earnings          Total
                                -------      ------       ----------        --------          -----
Balance at January 1, 2002    1,253,631     $ 12,536      $ 1,781,672       $ 768,614      $ 2,562,822

Net loss                                                                     (271,648)        (271,648)
                              ---------     --------      -----------       ---------      -----------

Balance at June 30, 2002      1,253,631     $ 12,536      $ 1,781,672       $ 496,966      $ 2,291,174
                              =========     ========      ===========       =========      ===========

The accompanying notes are an integral part of this financial statement.

                           TELEBYTE, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months
                                                                            ended June 30,
                                                                      -------------------------
                                                                         2002            2001
                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) earnings                                              $(271,648)      $  27,408
     Adjustments to reconcile net (loss) earnings  to
        net cash used in operating activities:
              Provision for bad debts                                     6,000          11,752
              Depreciation and amortization                              82,343         117,522
              Provision for inventory obsolescence                       24,998           9,999
              Loss from disposal of property and equipment                3,923              --
              Decrease (increase) in operating assets:
                Accounts receivable                                    (126,144)          7,786
                Inventories                                              38,271        (738,559)
                Prepaid expenses, taxes and other                       (81,243)         (4,379)
                Increase (decrease) in operating liabilities:
                Accounts payable                                         (5,365)         97,189
                Accrued expenses and taxes                              (24,529)       (142,294)
                Deferred service revenue                                 12,548              --
                                                                      ---------       ---------

              Net cash used in operating activities                    (340,846)       (613,576)
                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                                 (8,843)        (87,409)
                                                                      ---------       ---------

              Net cash used in investing activities                      (8,843)        (87,409)
                                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long term debt                               (46,413)        (41,965)
     Principal payments on capital lease obligations                     (5,403)         (3,302)
     Net borrowings under line of credit agreement                       74,274              --
     Net borrowings under long-term line of credit agreement            230,539         422,563
                                                                      ---------       ---------

              Net cash provided by financing activities                 252,997         377,296
                                                                      ---------       ---------

              Net decrease increase in cash and cash equivalents        (96,692)       (323,689)

Cash and cash equivalents at beginning of period                        245,057         433,703
                                                                      ---------       ---------

Cash and cash equivalents at end of period                            $ 148,365       $ 110,014
                                                                      =========       =========

Non cash financing activities
  Equipment acquired under capital lease obligation                          --       $  33,460

The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations, shareholders' equity and cash flows, for the three-months and six-months in the periods ended June 30, 2002 and 2001, have been prepared by us, without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present, fairly, the financial position, results of operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

2. EARNINGS PER SHARE

The number of shares used, in the Company's basic and diluted earnings per share computations are as follows:

                                                        Three Months                  Six Months
                                                       Ended June 30,               Ended June 30,
                                                ------------------------------------------------------
                                                   2002           2001           2002           2001
                                                ------------------------------------------------------
Weighted average common shares outstanding
   for basic earnings per share                 1,253,631      1,253,631      1,253,631      1,253,631
Common stock equivalents for stock options             --             --             --        217,343
                                                ---------      ---------      ---------      ---------

Weighted average common shares outstanding
   for diluted earnings per share               1,253,631      1,253,631      1,253,631      1,470,974
                                                =========      =========      =========      =========

Excluded from the calculation of diluted earnings per share are 524,000 and 533,000 options to purchase the Company's common stock for the three and six months ended June 30, 2002 and 539,000 and 46,500 options, for the three and six months ended June 30, 2001, as their inclusion would be anti-dilutive.

3. BUSINESS SEGMENTS

The Company has two reportable segments: Telebyte is a manufacturer of technology products and Nextday.com distributes Telebyte's and other manufacturers' products through e-commerce.

The Company's chief operating decision maker utilizes net sales and net earnings
(loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies as set forth in the December 31, 2001 Annual Report on Form 10-KSB. Information about the Company's segments for the three months and six months ended June 30, 2002 and 2001 are as follows:

                                                                       Three Months                        Six Months
                                                                       Ended June 30,                     Ended June 30,
                                                              -----------------------------------------------------------------
                                                                  2002              2001              2002              2001
                                                              -----------------------------------------------------------------
Net sales from external customers
Telebyte                                                      $ 1,294,601       $ 1,315,098       $ 2,438,886       $ 2,979,423
Nextday.com                                                        30,940            53,475           169,973            68,382
                                                              -----------       -----------       -----------       -----------

                                                              $ 1,325,541       $ 1,368,573       $ 2,608,859       $ 3,047,805
                                                              ===========       ===========       ===========       ===========

Intersegment net sales
Telebyte                                                      $    (9,428)      $   (76,640)      $    (8,207)      $   217,532
Nextday.com                                                            --                --                --                --
                                                              -----------       -----------       -----------       -----------

                                                              $    (9,428)      $   (76,640)      $    (8,207)      $   217,532
                                                              ===========       ===========       ===========       ===========

Operating profit (loss)
Telebyte                                                      $   (84,069)      $  (127,546)      $  (356,224)      $    92,561
Nextday.com                                                        (3,795)          (38,359)          (17,262)         (109,947)
                                                              -----------       -----------       -----------       -----------

                                                              $   (87,864)      $  (165,905)      $  (373,486)      $   (17,386)
                                                              ===========       ===========       ===========       ===========

Earnings (loss) before income taxes
Telebyte                                                      $   (94,659)      $  (140,967)      $  (377,566)      $    76,414
Nextday.com                                                        (3,698)          (38,183)          (17,052)          (30,406)
                                                              -----------       -----------       -----------       -----------

                                                              $   (98,357)      $  (179,150)      $  (394,618)      $    46,008
                                                              ===========       ===========       ===========       ===========

Identifiable assets
Telebyte                                                                                          $ 4,781,777       $ 4,728,571
Nextday.com                                                                                           116,508           280,072
                                                                                                  -----------       -----------

                                                                                                  $ 4,898,285       $ 5,008,643
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

      Item 2. Management's Discussion and Analysis or Plan of Operation.

When used herein, the words "believe," "anticipate," "think," "intend," "will be," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein and under the caption "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2001, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation." All references to a fiscal year are to our fiscal year, which ends December 31.

RESULTS OF OPERATIONS

Net sales during the second quarter ended June 30, 2002 decreased 3.1% to $1,325,541 compared with net sales of $1,368,573 for the same period in 2001. Net sales for the six months ended June 30, 2002 decreased 14.4% to $2,608,859 compared with net sales of $3,047,805 for the same period in 2001. Net sales of the Company's datacom products declined 29% during the second quarter 2002, compared with the same period in 2001 and declined 42% for the first six months of 2002 compared with the same period in 2001.

Cost of sales for the second quarter ended June 30, 2002 of $758,960 increased slightly compared with $738,216 during the second quarter of 2001. Cost of sales as a percentage of net sales was 57.3% for the second quarter ended June 30, 2002 as compared with 53.9% of net sales during the same period in 2001. Cost of sales for the six months ended June 30, 2002 of $1,540,024 also increased slightly compared with $1,528,242 during the same period in 2001. Cost of sales as a percentage of net sales was 59.0% for the six months ended June 30, 2002 as compared with 50.1% of net sales for the same period in 2001. The decrease in our profit margin percentage was primarily due to product mix.

Selling, general and administrative expenses for the second quarter ended June 30, 2002 of $478,000 decreased by $129,934 from $607,934 during the same period in of 2001. Selling, general and administrative expenses for the six months ended June 30, 2002 of $1,075,748 decreased by $132,669 from $1,208,417 during the same period in of 2001. The decrease was due primarily to a cost reduction program started by the Company in the second half of 2001, which included the closing of our sales and marketing office for the Broadband products, located in Duluth, Georgia, reductions in staff, and wage reductions of key personnel.

Research and development expenses, for the second quarter of 2002, of $176,445 decreased by $11,883, compared with $188,328 during the second quarter of 2001. Research and development expenses for the six months ended June 30, 2002 of $366,573 increased by $38,041, compared with $328,532 during the same period in 2001. During the second quarter of 2002 the Company continued the development of the VDSL line module for its model 458-CC and 458-2SL, which conforms to T1E1.4R3. The Company began development of a VDSL line module for the Japanese market, which conforms to G.993.1 (G.vdsl.f) Annex F. The Company expects to introduce these two new products during the second half of 2002.

Interest income decreased to $201 during the second quarter of 2002 from $370 for the same period in 2001. Interest income decreased to $429 during the six months ended June 30, 2002 from $5,427 for the same period in 2001. The decrease in interest income is primarily due to lower levels of cash on deposit during 2002 compared to 2001.

Interest expense increased to $31,515 during the second quarter of 2002 from $25,664 for the same period in 2001. Interest expense increased to $54,431 during the six months ended June 30, 2002 from $44,931 for the same period in 2001. The increase in interest expenses is primarily due to higher outstanding balances on the Company's credit facilities during 2002 compared to 2001.

During the second quarter of 2002, the Company had rental income of $12,049, which was comparable with the second quarter of 2001. During the six months ending June 30, 2002, the Company had rental income of $24,098, which was comparable with the same period in 2001. During the first quarter of 2001, the Company had other income totaling $78,800, which represented a settlement the Company received from a service provider that breached an agreement.

The effective tax rate in second quarter of 2002 was (4.5)%, compared with (38.4)% in the same quarter of 2001. The effective tax rate for the six months ended June 30, 2002 was (31.1)%, compared with 38.4% in the same period in 2001. The increase in the effective tax rate in 2002 is primarily due to the over accrual of a tax benefit for federal income taxes and an under accrual for the provision for state taxes in 2001.

The Company had a net loss of $(93,887), or $(0.07) diluted per share, for the second quarter of 2002 as compared with a net loss of $(110,250), or $(0.09) diluted per share, in the same quarter of 2001. The Company had a net loss of $(271,648), or $(0.22) diluted per share, for the six months ended June 30, 2002 as compared with net earnings of $27,408, or $0.02 diluted per share, in the same six month period of 2001. The net loss during 2002 is due primarily to the decrease in net sales as described above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the six months ended June 30, 2002 was $344,769 compared with net cash used of $613,576 in the same period of 2001. This change is due primarily to the investment made in inventory during the six months ended June 30, 2001.

Working capital of $2,320,809 at June 30, 2002 remained essentially unchanged as compared with $2,317,098 at December 31, 2001. The current ratio as of June 30, 2002 decreased to 2.8:1 compared to 2.9:1 as of December 31, 2001.

We have an agreement with a financial institution (the "Agreement"), expiring December 31, 2002, which provides us with a line of credit of up to $500,000 based on our eligible accounts receivable, purchased components and materials and finished goods inventories, as defined in the Agreement. Further, the Agreement contains certain financial covenants, which require us to maintain a minimum level of tangible net worth and places limitations on the ratio of our total debt to our tangible net worth, as defined in the Agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus 1%. Net borrowings under this line of credit totaled $473,674 at June 30, 2002. While the Company believes that the Agreement will be renewed upon its expiration on December 31, 2002, the Company has no guarantee of a renewal and, accordingly, there is a risk that the corresponding line of credit could be eliminated as a resource on December 31, 2002. If the line of credit is not renewed, the Company believes it can obtain alternative financing; however, there can be no assurances that alternative financing will be available.

In January 1999, we secured an additional reducing revolving line of credit from the same institution that provides for initial borrowings up to a maximum of $1,000,000. Availability under the reducing revolving line of credit decreases by approximately $11,900 per month and the line expires January 2006. Availability under this line at June 30, 2002 was approximately $511,895. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90%. Net borrowings under this line of credit totaled $487,688 at June 30, 2002.

We believe that cash generated by our future operations, current cash and cash equivalents, and the existing lines of credit should supply the cash resources to meet our cash needs for at least the next 12 months. However, this expectation is not at all guaranteed and it may be that these cash resources fall short of the Company's cash needs over the next 12 months.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable.

Item 2. Changes in Securities

      Not applicable.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

      On July 22, 2002, the Company filed a Current Report on Form 8-K to report the change of its independent public accountants to Holtz Rubenstein & Co., LLP from Grant Thornton LLP.

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

Date:    August 14, 2002