Form 10QSB
period 2002-09-30
TELEBYTE TECHNOLOGY INC
filed 2002-11-15
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

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

                                 Yes |X| No |_|

      As of November 14, 2002, there were outstanding 1,253,631 shares of Common Stock, $.01 par value.

      Transitional Small Business Disclosure Format (check one);

                                 Yes |_| No |X|

                           TELEBYTE, INC. & SUBSIDIARY

                                      INDEX

Part I      Financial Information

         Item 1.  Consolidated Condensed Financial Statements

                            Consolidated Balance Sheet
                            September 30, 2002 (Unaudited)

                            Consolidated Statements of Operations
                            Three and nine months ended
                            September 30, 2002 and 2001 (Unaudited)

                            Consolidated Statement of Shareholders' Equity Nine months ended
                            September 30, 2002 (Unaudited)

                            Consolidated Statements of Cash Flows
                            Nine months ended
                            September 30, 2002 and 2001 (Unaudited)

                            Notes to Condensed Consolidated Financial
                            Statements (Unaudited)

         Item 2.  Management's Discussion and
                  Analysis or Plan of Operation

         Item 3.  Controls and Procedures


Part II     Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

Part I       Financial Information
Item 1.      Financial Statements

                           TELEBYTE, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                  (Unaudited)

ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                     $   86,992
      Accounts receivable, less
        allowance for doubtful accounts                                741,382
      Inventory                                                      1,737,386
      Prepaid expenses                                                  81,976
      Refundable income taxes                                          156,553
      Deferred income taxes                                            282,000
                                                                    ----------
      TOTAL CURRENT ASSETS                                           3,086,289

PROPERTY AND EQUIPMENT, net                                          1,129,693

OTHER ASSETS, net                                                      128,663
                                                                    ----------
                                                                    $4,344,645
                                                                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                              $  306,836
      Accrued expenses                                                 235,039
      Borrowings under line-of credit                                  166,398
      Current maturities of long-term debt                              94,270
      Current maturities of capital lease obligations                   11,789
                                                                    ----------
      TOTAL CURRENT LIABILITIES                                        814,332

LONG-TERM BORROWINGS UNDER LINE OF CREDIT                              469,558
LONG-TERM DEBT, less current maturities                                575,701
CAPITAL LEASE OBLIGATIONS, less current maturities                       4,162

DEFERRED SERVICE REVENUE                                                14,258
DEFERRED INCOME TAXES                                                  217,000

SHAREHOLDERS' EQUITY
      Common stock - $.01 par value; 9,000,000 shares authorized;
        1,253,631 shares issued and outstanding                         12,536
      Capital in excess of par value                                 1,781,672
      Retained earnings                                                455,426
                                                                    ----------
                                                                     2,249,634
                                                                    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $4,344,645
                                                                    ==========


The accompanying notes are an integral part of this financial statement.

                           TELEBYTE, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months                      Nine Months
                                                      Ended September 30,              Ended September 30,
                                                  ---------------------------     ---------------------------
                                                     2002             2001            2002            2001
                                                  -----------     -----------     -----------     -----------

NET SALES                                         $ 1,376,840     $ 1,390,443     $ 3,985,699     $ 4,438,248

COST OF SALES                                         810,397         877,620       2,350,421       2,405,862
                                                  -----------     -----------     -----------     -----------
GROSS PROFIT                                          566,443         512,823       1,635,278       2,032,386
                                                  -----------     -----------     -----------     -----------

OPERATING EXPENSES
      Selling, general and administrative             449,522         643,005       1,525,270       1,851,422
      Research and development                        175,558         172,699         542,131         501,231
                                                  -----------     -----------     -----------     -----------
                                                      625,080         815,704       2,067,401       2,352,653
                                                  -----------     -----------     -----------     -----------

Operating loss                                        (58,637)       (302,881)       (432,123)       (320,267)
                                                  -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE)
    Other income                                       11,414            --            20,186          78,800
    Rental income                                      12,048          12,048          36,146          36,146
    Interest income                                       117             528             546           5,955
    Interest expense                                  (25,939)        (21,887)        (80,370)        (66,818)
                                                  -----------     -----------     -----------     -----------

       Loss before income taxes                       (60,997)       (312,192)       (455,615)       (266,184)

Benefit for income taxes                              (19,457)       (121,100)       (142,427)       (102,500)
                                                  -----------     -----------     -----------     -----------

NET LOSS                                          $   (41,540)    $  (191,092)    $  (313,188)    $  (163,684)
                                                  ===========     ===========     ===========     ===========

Loss per common share:
      Basic                                       $     (0.03)    $     (0.15)    $     (0.25)    $     (0.13)
                                                  ===========     ===========     ===========     ===========
      Diluted                                     $     (0.03)    $     (0.15)    $     (0.25)    $     (0.13)
                                                  ===========     ===========     ===========     ===========

Shares used in computing loss per common share:

      Basic                                         1,253,631       1,253,631       1,253,631       1,253,631
                                                  ===========     ===========     ===========     ===========
      Diluted                                       1,253,631       1,253,631       1,253,631       1,253,631
                                                  ===========     ===========     ===========     ===========


The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)


                                   Number of                  Capital in
                                    shares         Common     excess of      Retained
                                    issued         stock      par value      earnings       Total
                                    ------         -----      ---------      --------       -----

Balance at January 1, 2002         1,253,631    $   12,536    $1,781,672    $  768,614    $2,562,822

Net loss                                                                      (313,188)     (313,188)
                                  ----------    ----------    ----------    ----------    ----------

Balance at September 30, 2002      1,253,631    $   12,536    $1,781,672    $  455,426    $2,249,634
                                  ==========    ==========    ==========    ==========    ==========


The accompanying notes are an integral part of this financial statement.

                           TELEBYTE, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months
                                                                         Ended September 30,
                                                                       -----------------------
                                                                          2002          2001
                                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                          $(313,188)    $(163,684)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
             Provision for bad debts                                       9,000        14,500
             Depreciation and amortization                               135,272       173,626
             Provision for inventory obsolescence                         68,331        59,997
             Loss from disposal of property and equipment                  3,923          --
             Decrease (increase) in operating assets:
               Accounts receivable                                      (188,659)      105,697
               Inventories                                               283,516      (615,059)
               Prepaid expenses, taxes and other                         129,032      (140,175)
               Increase (decrease) in operating liabilities:
               Accounts payable                                         (157,580)       11,595
               Accrued expenses and taxes                                (43,690)      (81,366)
               Deferred service revenue                                   14,258          --
                                                                       ---------     ---------

             Net cash used in operating activities                       (59,785)     (634,869)
                                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                                  (8,843)     (142,902)
                                                                       ---------     ---------

             Net cash used in investing activities                        (8,843)     (142,902)
                                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long term debt                                (60,650)      (69,986)
     Principal payments on capital lease obligations                      (8,194)       (4,990)
     Net (payments) borrowings under line of credit agreement           (233,002)      401,936
     Net borrowings under long-term line of credit agreement             212,409       253,809
                                                                       ---------     ---------

             Net cash (used in) provided by financing activities         (89,437)      580,769
                                                                       ---------     ---------

             Net decrease in cash and cash equivalents                  (158,065)     (197,002)

Cash and cash equivalents at beginning of period                         245,057       433,703
                                                                       ---------     ---------

Cash and cash equivalents at end of period                             $  86,992     $ 236,701
                                                                       =========     =========

Non cash financing activities
  Equipment acquired under capital lease obligation                         --       $  33,460


   The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2002, the consolidated statements of operations, shareholders' equity and cash flows, for the three months and nine months in the periods ended September 30, 2002 and 2001, have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly, the financial position, results of operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

2.    EARNINGS PER SHARE

The number of shares used in the Company's basic and diluted earnings per share computations are as follows:

                                                        Three Months                 Nine Months
                                                     Ended September 30,         Ended September 30,
                                                   ---------------------------------------------------
                                                     2002          2001          2002          2001
                                                   ---------------------------------------------------
Weighted average common shares outstanding         1,253,631     1,253,631     1,253,631     1,253,631
   for basic earnings per share

Common stock equivalents for stock options              --            --            --            --
                                                   ---------     ---------     ---------     ---------

Weighted average common shares outstanding
   for diluted earnings per share                  1,253,631     1,253,631     1,253,631     1,253,631
                                                   =========     =========     =========     =========

Excluded from the calculation of diluted earnings per share are 533,000 options to purchase the Company's common stock for the three and nine months ended September 30, 2002 and 524,000 options for the three and nine months ended September 30, 2001, as their inclusion would be anti-dilutive.

3.    BUSINESS SEGMENTS

The Company has two reportable segments: Telebyte is a manufacturer of technology products and Nextday.com distributes Telebyte's and other manufacturers' products through e-commerce.

The Company's chief operating decision maker utilizes net sales and net earnings
(loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies as set forth in the December 31, 2001 Annual Report on Form 10-KSB. Information about the Company's segments for the three months and nine months ended September 30, 2002 and 2001 are as follows:

                                                Three Months                   Nine Months
                                             Ended September 30,           Ended September 30,
                                         --------------------------------------------------------
                                             2002           2001           2002           2001
                                         --------------------------------------------------------
Net sales from external customers
Telebyte                                 $ 1,364,010    $ 1,253,055    $ 3,802,896    $ 4,232,478
Nextday.com                                   12,830        137,388        182,803        205,770
                                         -----------    -----------    -----------    -----------

                                         $ 1,376,840    $ 1,390,443    $ 3,985,699    $ 4,438,248
                                         ===========    ===========    ===========    ===========

Intersegment net sales
Telebyte                                 $     5,576    $     1,740    $    (2,631)   $   219,272
Nextday.com                                     --             --             --             --
                                         -----------    -----------    -----------    -----------

                                         $     5,576    $     1,740    $    (2,631)   $   219,272
                                         ===========    ===========    ===========    ===========

Operating loss
Telebyte                                 $   (40,203)   $  (263,841)   $  (396,427)   $  (171,279)
Nextday.com                                  (18,434)       (39,040)       (35,696)      (148,988)
                                         -----------    -----------    -----------    -----------

                                         $   (58,637)   $  (302,881)   $  (432,123)   $  (320,267)
                                         ===========    ===========    ===========    ===========

Loss before income taxes
Telebyte                                 $   (42,621)   $  (273,478)   $  (420,186)   $  (197,063)
Nextday.com                                  (18,376)       (38,714)       (35,429)       (69,121)
                                         -----------    -----------    -----------    -----------

                                         $   (60,997)   $  (312,192)   $  (455,615)   $  (266,184)
                                         ===========    ===========    ===========    ===========

Identifiable assets
Telebyte                                                               $ 4,250,381    $ 4,695,384
Nextday.com                                                                 94,264        300,974
                                                                       -----------    -----------

                                                                       $ 4,344,645    $ 4,996,358
                                                                       ===========    ===========

4.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for years beginning after June 15, 2002. SFAS 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The Company has elected to adopt SFAS 143 for the year beginning January 1, 2002. The impact of adopting SFAS 143 was not material to the Company's consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company has adopted SFAS 144 for the year beginning January 1, 2002. The impact of adopting SFAS 144 was not material to the Company's consolidated financial statements.

      Item 2. Management's Discussion and Analysis or Plan of Operation.

When used herein, the words "believe," "anticipate," "think," "intend," "will be," "expect" and similar expressions identify "forward-looking statements" within the meaning of the Section 21E of the Securities Exchange Act of 1934 as amended, and Section 27A of the Securities Act of 1933, as amended . Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein and under the caption "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2001. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers are also urged carefully to review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures made in this Report under the following section captioned "Management's Discussion and Analysis or Plan of Operation." This section should be read in conjunction with the unaudited consolidated condensed financial statements of the Company and related notes set forth elsewhere herein. All references to a fiscal year are to our fiscal year, which ends December 31.

RESULTS OF OPERATIONS

Net sales during the third quarter ended September 30, 2002 decreased 1.0% to $1,376,840 compared to sales of $1,390,443 for the same period in 2001. Net sales for the nine months ended September 30, 2002 decreased 10.2% to $3,985,699 compared with net sales of $4,438,248 for the same period in 2001. We believe that the decrease in net sales was primarily due to the general downturn in the economy, which has caused a significant reduction in demand for the Company's short haul modems for the first nine months of 2002.

Cost of sales for the third quarter ended September 30, 2002 of $810,397 decreased from $877,620 during the same period in 2001. Cost of sales as a percentage of net sales was 58.9% for the third quarter ended September 30, 2002 as compared with 63.1% of net sales during the same period in 2001. Cost of sales for the nine months ended September 30, 2002 of $2,350,421 decreased from $2,405,862 during the same period in 2001. Cost of sales as a percentage of net sales was 59% for the nine months ended September 30, 2002 as compared with 54.2% of net sales for the same period in 2001. The change in cost of sales was primarily a function of product mix.

Selling, general and administrative expenses for the third quarter ended September 30, 2002 of $449,522 decreased by $193,483 from $643,005 for the same period in 2001. Selling, general and administrative expenses for the nine months ended September 30, 2002 of $1,525,270 decreased by $326,152 from $1,851,422 for the same period in 2001. The decrease was due primarily to the cost reduction program started by the Company in the second half of 2001, which included the closing of our sales and marketing office for the Broadband products, located in Duluth, Georgia, reductions in staff, wage reductions of key personnel, and general reductions in operating expenses.

Research and development expenses for the third quarter ended September 30, 2002 of $175,558 increased by $2,859, compared to $172,699 for the same period in 2001. Research and development expenses for the nine months ended September 30, 2002 of $542,131 increased by $40,900, compared with $501,231 during the same period in 2001. Engineering projects during the third quarter ended September 30, 2002 focused on the continued development of two new VDSL local loop simulators. These two new products are the Company's first products focused on the development / test and verification market. This market is involved with the development and performance testing of new communications products rather than the manufacture of new communications products. The Company expects to have these products available during the first quarter of 2003.

Interest income decreased to $117 for the third quarter ended September 30, 2002 from $528 for the same period in 2001. Interest income decreased to $546 during the nine months ended September 30, 2002 from $5,955 for the same period in 2001. The decrease in interest income is primarily due to lower levels of cash on deposit during 2002 compared to 2001.

Interest expense increased to $25,939 for the third quarter ended
September 30,2002 from $21,887, for the same period in 2001. Interest expense increased to $80,370 during the nine months ended September 30, 2002 from $66,818 for the same period in 2001. The increase in interest expenses is primarily due to higher outstanding balances on the Company's credit facilities during 2002 compared to 2001.

For the third quarter ended September 30, 2002, the Company had rental income of $12,048, which was unchanged compared with the same period of 2001. As of the nine months ended September 30, 2002, the Company had rental income of $36,146, which was unchanged compared with the same period in 2001. During the nine months ended September 30 2002, the Company had other income totaling $78,800, compared with $20,186 for the same period in 2001. This increase is primarily due to a settlement the Company received from a service provider that breached an agreement during the first quarter of 2001.

The effective tax rate for the third quarter ended September 30, 2002 was 31.8%, compared with 38.8% for the same period of 2001. The effective tax rate for the nine months ended September 30, 2002 was 31.3%, compared with 38.5% for the same period in 2001.

The Company had a net loss of $(41,540), or $(0.03) diluted per share, for the third quarter ended September 30, 2002 as compared to a net loss of $(191,092), or $(0.15) diluted per share, in the same quarter of 2001. The Company had a net loss of $(313,188), or $(0.25) diluted per share, for the nine months ended September 30, 2002 as compared to a net loss of $(163,684), or $(0.13) diluted per share, in the same nine month period of 2001. The net loss during 2002 is due primarily to the decrease in net sales as described above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the nine months ended September 30, 2002 was $59,785 compared to net cash used of $634,869 in the same period of 2001. We believe this change is due primarily to the utilization of existing inventory.

Working capital increased as of September 30, 2002 by $45,141 to $2,271,957 compared with $2,317,098 from December 31, 2001. The current ratio as of September 30, 2002 increased to 3.8:1 compared to 2.9:1 as of December 31, 2001.

We have an agreement with a financial institution (the "Agreement"), expiring December 31, 2002, which provides us with a line of credit of up to $500,000 based on our eligible accounts receivable, purchased components and materials and finished goods inventories, as defined in the Agreement. Further, the Agreement contains certain financial covenants, which require us to maintain a minimum level of tangible net worth and places limitations on the ratio of our total debt to our tangible net worth, as defined in the Agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus 1%. Net borrowings under this line of credit totaled $166,398 at September 30, 2002.

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

In January 1999, we secured an additional reducing revolving line of credit from the same institution that provides for initial borrowings up to a maximum of $1,000,000. Availability under the reducing revolving line of credit decreases by approximately $11,900 per month and the line expires January 2006. Availability under this line at September 30, 2002 was approximately $476,180. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90%. Net borrowings under this line of credit totaled $469,558 at September 30, 2002.

We believe that cash generated by our future operations, current cash and cash equivalents, and the existing lines of credit should supply the cash resources to meet our cash needs for at least the next 12 months. However, this expectation is not at all guaranteed and it may be that these cash resources fall short of the Company's cash needs over the next 12 months.

      Item 3 Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing of this quarterly report, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable.

Item 2. Changes in Securities

      Not applicable.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

            The Annual Meeting of the Shareholders was held on August 26, 2002 at the offices of the Company, 270 Pulaski Road, Greenlawn, New York. The only matter voted on was the election of the Directors of the Company. The following people, already being directors, were elected to continue as directors; Mr. Jonathan Casher, Mr. Michael Breneisen, Mr. Jamil Sopher, Dr. Kenneth S. Schneider. For the election of directors 1,124,525 shares were represented by shareholders present or by proxy. The vote for each director was as follows: Mr. Jonathan Casher 1,124,525 votes for director and 0 votes against, Mr. Michael Breneisen 1,124,525 votes for director and 0 votes against, Mr. Jamil Sopher 1,124,525 votes for director and 0 votes against, Dr. Kenneth S. Schneider 1,124,525 votes for director and 0 votes against.


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

TELEBYTE, INC.


By:    __________\s\_________________
       Kenneth S. Schneider
       Chairman of the Board
       (Principal Executive Officer)


By:    ___________\s\________________
       Michael Breneisen, President
       (Principal Financial and Accounting Officer)


Date:  November 14, 2002

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
           Pursuant to Section 302 of the Sarbanes -Oxley Act of 2002


I, Dr. Kenneth S. Schneider certify that:

      (1) I have reviewed this quarterly report on Form 10-QSB of Telebyte, Inc., a Delaware Corporation (the "registrant");

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                         By: /s/Kenneth S. Schneider

                                            ------------------------------------

                                                     Kenneth S. Schneider
                                            Chairman and Chief Executive Officer


                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
           Pursuant to Section 302 of the Sarbanes -Oxley Act of 2002


I, Michael Breneisen certify that:

      (1) I have reviewed this quarterly report on Form 10-QSB of Telebyte, Inc., a Delaware Corporation (the "registrant" );

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                         By: /s/ Michael Breneisen

                                           -------------------------------------

                                                    Michael Breneisen
                                           President and Chief Financial Officer