Form 10KSB
period 2002-12-31
TELEBYTE TECHNOLOGY INC
filed 2003-03-31
CIK 726451

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 2002

                                       OR

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

                  270 Pulaski Road, Greenlawn, New York 11740(
                    Address of principal executive offices)

                                 (631) 423-3232
                (Issuer's telephone number, including area code)

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

Yes |X|   No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were $5,161,828

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 14, 2003 was $474,026

The number of shares of common stock outstanding at March 15, 2003 was 1,253,631.

Transitional Small Business Disclosure Format (check one): Yes  |_| No |X|

DOCUMENTS INCORPORATED BY REFERENCE:  None

                           FORWARD-LOOKING STATEMENTS

Cautionary Statements Regarding Forward-Looking Statements. Statements in this Annual Report on Form 10-KSB and as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "plans," "anticipates," or "intends," to be uncertain and forward-looking. All cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear.

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

      The first segment is Telebyte, Inc, which manufactures, markets and sells technology products. This business segment has two product lines: Data Communications and Broadband Test Equipment. The Data Communications product line is focused on premises and local area data communications products used with both twisted pair copper cable and fiber optic cable transmission media. The Broadband Test Equipment product line is focused on test equipment products to be used in the development of signaling devices for technologies achieving broadband access to the Internet.

      The second segment is Nextday.com, Inc. ("Nextday.com"), a wholly owned subsidiary of Telebyte that concentrates on reselling products over the Internet. Nextday.com's operations are carried out in Greenlawn, New York. Nextday.com has formed an alliance with a third-party fulfillment company for the warehousing and distribution of its products. Nextday.com does not conduct any foreign operations. Nextday.com was incorporated in New York in 1999.

Business Developments for 2000, 2001 and 2002

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

         The activities of the Company's e-commerce subsidiary, Nextday.com were significantly impacted when its Applications Service Provider ("ASP") announced the cessation of its business in 2000. This was a major setback in the growth of

Nextday.com and as a result the Company decided not to rely on the services of an ASP for future operations. Instead, the Company decided to obtain and own required hardware and software for both Nextday.com and Telebyte. This became part of an overall approach "to e-business enable" the Company as a whole on a common platform. In large part, the Company realized its goal of having Telebyte and Nextday.com on this new platform by the end of 2002.

      During 2001, the Company broadened its strategy to include the development, manufacturing and sale of products allowing the realization of wireless communication links between Internet Service Providers ("ISPs") and their customers. To this end, the Company entered into agreements with Renaissance Networking Inc. of Tempe Arizona for the joint development and manufacture of such products. However, the Company abandoned this strategy in 2002, and terminated its relationship with Renaissance Networking Inc. as of December 31, 2002.

      Sales declined markedly in 2001, in large measure due to a worldwide economic slowdown, particularly in the technology and telecommunications sectors, especially after the events of September 11, 2001. In responding to these challenging conditions, the Company decided to close the office in Duluth, Georgia. The termination of the lease on the office space and the termination of personnel associated with this operation allowed the Company to realize savings.

      During 2002 the Company's sales declined further, in large measure due to the continued worldwide economic slowdown and continued slowdown in the technology and telecommunications sectors. In addition, sales by Nextday.com decreased $301,676, from $497,121 to $195,445. In responding to this continued decline the Company took actions to decrease its operating costs. These actions included cutbacks in personnel, reductions in salary of certain personnel, renegotiation of existing service contracts and adherence to a strict budget. Furthermore, the Company concentrated its Research and Development activities principally on its Broadband Test Equipment Product line.

Products

Data Communications.

      This product line principally consists of Interface Converters, Short Haul Modems, LAN Products and Surge/Lightning Protectors. These are described below:

      Interface Converters. These products transform the characteristics of the electrical interface of one data terminal or communication device to enable it to be compatible with the electrical interface of another. This allows different devices to communicate. The conversion may include modifying the protocol and/or the physical transmission medium. By employing interface converters, a data communications network can be established or expanded using heterogeneous equipment types. Without the use of interface converters, such equipment would be unable to communicate. Because the data communications industry continues to develop new interface standards, the Company anticipates that the market may require new varieties of interface converters. Customers for these products include system and network integrators. Telebyte's line of interface converters is available in most of the configurations now required by the market and includes programmable devices.

      Short Haul Modems (alternatively referred to as either line drivers or limited distance modems). These products are communications signaling devices used to implement a data communications link over the short distances of the premises environment. Customers for these products include system and network integrators. The premises environment is that of the office building, campus, industrial or other sites. Data communication distances here vary from a few feet to a few miles. Short haul modems are used to connect computers with accessory equipment such as terminals, printers, badge readers, scales, bar code readers, and other computer controlled machines. Short haul modems are also used in establishing data communications between personal computers and mini computers or mainframe computers. In some cases, short haul modems can be used to signal on telephone company ("Telco") lines used for special services such as Internet access. Short haul modems are often confused with "dial-up" modems used for wide area network and/or Internet communications.

      LAN Products. These products support Local Area Network ("LAN") computer communication connectivity in the office building, campus or manufacturing environment when such connectivity follows the Ethernet standard.

      Surge/Lightning Protectors. These products prevent computers, modems, and computer peripherals from damage caused by voltage and current surges. Such surges may result from lightning or other electronic disturbances. Broadband Test Equipment.

Broadband Test Equipment

      This product line principally consists of Digital Subscriber Line ("DSL") Wire Line Simulators. These simulators are used in engineering design, performance verification and production testing of DSL modems and Digital Subscriber Line Access Multiplexers ("DSLAMs"). These products are used by design and development engineers, laboratory test and verification engineers and production test engineers. Primarily companies that are involved in the manufacture of DSL modems and DSLAMs use these simulators.

      The DSL modems are used as Customer Premises Equipment ("CPE"). They enable the user or the customer, at either residence or business, to connect to the Internet by the broadband, high speed, or DSL service. The DSLAMs are used at a Telco Central Office ("CO"). They are the Telco termination of the customer's DSL line. With one exception, the DSL Wire Line Simulators simulate the amplitude and delay of the local loop (twisted pair of cable) extending from the CO to the CPE. These products differ in the loop lengths and bandwidths that they can accurately represent. The single exception is a product that simulates the various noise and interference impairments present on the local loop.

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

      During 2002, the Company purchased approximately 42% of its products from one supplier.

Research and Development

      The research and new product development budget for 2003 is $793,000. The Company spent approximately $728,000 in 2002 and spent approximately $727,000 in 2001 on research and development. Generally, the cost of research and development is not borne directly by the Company's customers.

Government Regulation

      Federal, state and local environmental laws and regulations have no material impact on Telebyte or its business. The Company is subject to the governmental regulations that apply to businesses generally and to businesses with international sales.

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

      Although Internet sales constitute a small amount of our total sales, marketing activities are focused on the Internet using several websites. The websites include www.telebyteusa.com, www.telebytebroadband.com, www.telebytedatacom.com and www.nextday.com. These web sites include various content for all of Telebyte's products including product descriptions, specifications, application notes, and product manuals. Attracting an increasing number of customers to these web site is a high priority of the Company. To realize this end, the Company conducts search engine optimization activities. Specifically, the Company designs its web site pages to increase the likelihood that they will be ranked high by the major Internet search engines. Such search engine optimization may increase the likelihood that customers for Telebyte's products will find the Company's products on the Internet before other sources. Marketing activities for Broadband Test Equipment rely heavily upon attendance and participation in trade shows focused on broadband products.

Intellectual Property

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

      Of the factors cited above, the Company relies principally upon the price/performance ratio of its many products. However, Telebyte also attracts market share by its ability to fill orders quickly and provide technical support to its customers.

Employees

      On December 31, 2002 the Company had 45 employees, of which 31 were full-time employees. None of the employees are represented by a labor union and the Company considers its employee relations to be good. The Company also uses subcontractors to support its current operations.

Backlog

      At December 31, 2002, the Company's backlog was $369,941 all of which the Company expects to fill in fiscal 2003. Comparable backlog at December 31, 2001 was $254,794.

Item 2. Description of Property

      Telebyte's executive office, plant, and manufacturing facility are located in a 20,000 square foot building on 3.2 acres, at 270 Pulaski Road, Greenlawn, New York 11740. The Company purchased the land and building in September 1985. The Company refinanced the existing mortgage in March 1998, and the property now secures a mortgage loan payable on a fully self-amortizing basis over 10 years. Under the Mortgage Modification Agreement, interest is payable at 9.3% through June 1, 2003. At that time and every three years thereafter, the interest rate will be adjusted to the three-year weekly average US Treasury Constant Maturity Rate plus 3%. The outstanding principal balance of the mortgage loan, as of December 31, 2002, was $629,297. Management believes that all of its properties, plant, and equipment are well maintained and adequate for its requirements. Management believes that the property is adequately covered by insurance.

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

      The following table sets forth the high and low bid prices for the common stock for each fiscal quarter during 2002 and 2001 as reported by NASDAQ Trading and Market Services. The bid and ask prices for the common stock on March 14, 2003 were $0.40 and $1.01, respectively.

        ----------------------------------------------------------------
                                        2002                  2001
                                  ----------------      ----------------
                                   High       Low        High       Low
        --------------------      -----      -----      -----      -----
        1st Quarter               $1.20      $0.81      $2.56      $1.44
        --------------------      -----      -----      -----      -----
        2nd Quarter                1.15       0.55       1.88       1.45
        --------------------      -----      -----      -----      -----
        3rd Quarter                0.55       0.40       1.82       0.87
        --------------------      -----      -----      -----      -----
        4th Quarter                0.65       0.41       1.10       0.80
        ----------------------------------------------------------------

      The above quotations reflect inter-dealer prices, and may not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      At March 14, 2003, there were approximately 207 holders of record of the Company's common stock. Most of the shares of the common stock are held in street name for a larger number of beneficial owners.

      To date, Telebyte has not paid a cash dividend. The payment and amount of any future dividends will necessarily depend upon conditions then existing, including the Company's earnings, financial condition, working capital requirements, and other factors. The Company does not anticipate paying any dividends in the foreseeable future. The Line of Credit Agreement dated June 23, 1994 between Merrill Lynch and the Company and the $1,000,000 Reducing Revolving Line of Credit Agreement dated January 20, 1999 between Merrill Lynch and the Company contain certain financial covenants that limit the ability of the Company to pay dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary of Critical Accounting Policies; Significant Judgments and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

      A summary of those accounting policies that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report.

Revenue Recognition and Allowance for Doubtful Accounts

      We recognize revenue from sales when product is shipped and title passes to customers. Service fees are recognized upon he completion of service. We recognize revenue for services where collection from the client is probable. Amounts invoiced to clients in excess of revenue recognized are classified as deferred revenues. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on our historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of our accounts receivable by aging category. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

Accounting for Income Taxes.

      We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and net operating loss and tax credit carryforwards. Our financial statements contain deferred tax assets which have arisen primarily as a result of temporary differences between book as well as State net operating losses incurred in 2001 and 2002. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We have determined that all deferred tax assets are realizable at December 31, 2002. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal or state tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Valuation of Long-Lived Assets.

      In accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Factors we consider important which could trigger an impairment review include:

      o significant underperformance relative to historical or projected future operating results;

      o     significant negative industry or economic trends;

      o     significant decline in our stock price for a sustained period; and

      o     our market capitalization relative to net book value.


      If such circumstances exist, we evaluate the carrying value of long-lived assets, other than goodwill, to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. We determined that the expected undiscounted cash flows related to our long-lived asset groups would recover the carrying value of the assets over their remaining useful lives. Accordingly, we compared the carrying amounts of our long-lived assets to their estimated fair values. The valuation of long-lived assets requires significant estimates and assumptions, including fair value estimates such as estimated replacement cost. These estimates contain management's best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or adjustments were used, it is reasonably possible that our analysis would have generated materially different results.

Results of Operations

Fiscal 2003 Compared to Fiscal 2002

      Sales for the year ended December 31, 2002 decreased by $613,284 to $5,161,827 compared to $5,775,111 for 2001. This decrease in sales is due primarily due to the general downturn in the economy.

      With respect to the sales in each of the Company's product lines results are as follows. For the Data Communications products; the sale of interface converters represented 38% of Telebyte's revenue in 2002 as compared to 40% in 2001, the sale of short haul modems represented 12% of Telebyte's net sales in 2002 as compared to 20.2% in 2001, the sale of LAN products represented 2% of Telebyte's net sales in 2002 as compared with 4.6% in 2001, the sale of Surge/Lightning Protectors represented 4% of Telebyte's net sales in 2002 as compared with 2.6% in 2001. Broadband test equipment represented 33% of Telebyte's net sales in 2002 as compared with 16.7% in 2001.

      The gross profit for 2002 was 41.6% as compared to 41.7% for 2001.

      Selling, general, and administrative costs decreased by $415,534 to $ 1,970,353 in 2002, compared to $2,385,887 in 2001. The decrease was due primarily to the cost reduction program started by the Company in the second half of 2001, which included the closing of our sales and marketing office for the Broadband products, located in Duluth, Georgia, reductions in staff, wage reductions of key personnel, and general reductions in operating expenses.

      Research and development expenses increased in 2002 to $728,297, or 14.1% of sales, from $727,062, or 12.6% of sales, in 2001. The primary focus of Research and development during 2002 was on the development of advanced local loop simulators for the laboratory market. The Company began development of a VDSL loop simulator for both North America and Japan and an ADSL+ loop simulator for Japan.

      Interest expenses for 2002 were $103,708, or a 2.01% of sales, as compared to $98,471, or 1.7% of sales, in 2001. Interest expenses are primarily incurred in connection with the mortgage note payable and the Company's lines of credit.

      Interest income decreased to $759 in 2002, compared to $6,346 in 2001. The decrease in 2002 was due to lower average levels of cash on hand during 2002. In 2002, the Company had rental income of $48,195, equal to the 2001 rental income. Rental income is derived from the tenant in the Greenlawn, NY facility. For 2003, the Company expects rental income of approximately $48,000.

      The Company had a net loss of $ 362,524 or $0.29 basic and diluted per share in 2002, compared to a net loss of $398,507 or $0.32 diluted per share, for 2001.

Liquidity and Capital Resources

      In 2002, the Company invested $11,001 in property and equipment, which was financed through internally generated funds. Net cash provided by operating activities during 2002 was $250,798 compared to net cash used in operation of $574,680 in 2001. The increase was principally due to the decrease in inventory in 2002 as compared to 2001.

      Working capital decreased, at December 31, 2002 by $ 297,596, to $2,019,502 compared with $2,317,098 at December 31, 2001. The current ratio increased to 4.2 to 1 at December 31, 2002, compared to 2.9 to 1 at December 31, 2001.

      The Company has an agreement with a financial institution (the "Agreement"), expiring April 30, 2003, which provides us with a line of credit of up to $500,000 based on our eligible accounts receivable, purchased components and materials and finished goods inventories, as defined in the Agreement. Further, the Agreement contains certain financial covenants, which require us to maintain a minimum level of tangible net worth and places limitations on the ratio of our total debt to our tangible net worth, as defined in the Agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus 1%. There was no outstanding balance against this line at December 31, 2002.

      While the Company believes that the Agreement will be renewed upon its expiration on April 30, 2003, the Company has no guarantee of a renewal and, accordingly, there is a risk that the corresponding line of credit could be eliminated as a resource on April 30, 2003. If the line of credit is not renewed, the Company believes it can obtain alternative financing; however, there can be no assurances that alternative financing will be available.

      In January 1999, we secured an additional reducing revolving line of credit from the same institution that provides for initial borrowings up to a maximum of $1,000,000. Availability under the reducing revolving line of credit decreases by approximately $11,900 per month and the line expires January 2006. Availability under this line at December 31, 2002 was approximately $440,000. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90%. Net borrowings under this line of credit totaled $394,110 at December 31, 2002.

      We believe that cash generated by our future operations, current cash and cash equivalents, and the existing lines of credit should supply the cash resources to meet our cash needs for at least the next 12 months. However, this expectation is not at all guaranteed and it may be that these cash resources fall short of the Company's cash needs over the next 12 months.

A summary of our contractual cash obligations at December 31, 2002 is as follows:


-------------------------------------------------------------------------------------------------------------------------------
      Contractual Obligations             Total         2003         2004         2005         2006         2007     Thereafter
----------------------------------     ----------     --------     --------     --------     --------     --------     -------
Long-term borrowings under credit
line                                      394,110     $     --     $     --     $     --     $394,110     $     --     $    --
----------------------------------     ----------     --------     --------     --------     --------     --------     -------
Long-term debt                            642,912       97,184      106,577      116,880      122,823      134,745      64,703
----------------------------------     ----------     --------     --------     --------     --------     --------     -------
Operating leases                           15,654        9,533        3,989        2,132           --           --          --
----------------------------------     ----------     --------     --------     --------     --------     --------     -------
Capital leases including interest          13,776       12,716        1,060
----------------------------------     ----------     --------     --------     --------     --------     --------     -------
Total contractual cash obligations     $1,066,452     $119,433     $111,626     $119,012     $516,933     $134,745     $64,703
-------------------------------------------------------------------------------------------------------------------------------



Effect of Inflation

      During the five-year period ended December 31, 2002, the Company was able to decrease its costs of sales of its products to compensate for the effect of inflation on the cost of components due in large part to changes in manufacturing methodology, namely, increasing the amount of product manufactured on a sub-contractor basis.

Risk Factors

WE HAVE A LIMITED OPERATING HISTORY WITH RESPECT TO THE INTERNET, AND WE EXPECT TO ENCOUNTER RISKS FREQUENTLY FACED BY EARLY-STAGE COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS.

      We incorporated our company in 1983 and launched Telebyteusa.com in 1995. We formed Nextday.com as a wholly owned subsidiary in 1999, and launched its web site that same year. Accordingly, the Internet segment of our business has a limited operating history upon which you can evaluate that portion of our business. In addition, we launched other major web sites in 2001, including Telebytedatacom.com and Telebytebroadband.com. In order to be successful, we must attract more traffic to Telebyteusa.com and Nextday.com, and generate significant e-commerce revenues. However, as a relatively recent entrant in a new and rapidly evolving market like the Internet, we face numerous risks and uncertainties. Some of these risks and uncertainties relate to our ability to:

      o develop further Telebyteusa.com, Telebytebroadband.com, Telebytedatacom.com and Nextday.com awareness and brand loyalty;

      o attract a larger audience to, and increase frequency of use of, our Telebyteusa.com, Telebytebroadband.com, Telebytedatacom.com and Nextday.com web sites;

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

WE EXPECT LOSSES FROM OPERATIONS, AND OUR FUTURE PROFITABILITY OF SUCH OPERATIONS REMAINS UNCERTAIN.

      Our ability to generate significant revenue from our web sites is uncertain. We have incurred and will continue to incur substantial costs to create, launch and enhance Telebyteusa.com, Telebytebroadband.com, Telebytedatacom.com and Nextday.com, to build brand awareness and to grow our business. We expect losses from operations and negative cash flows from our Internet business for the foreseeable future because we plan to incur significant expenses as we expand our advertising and marketing programs, continue to develop and extend the Telebyteusa.com, Telebytebroadband.com, Telebytedatacom.com and Nextday.com brands, expand our infrastructure and data collection capabilities, and seek to acquire complementary businesses and technologies. If our revenues do not increase and if our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability of this segment. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

      o the announcement or introduction of new or enhanced sites, services and products by our competitors or us;

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

      o technical difficulties or system downtime affecting the Internet or the operation of Telebyteusa.com, Telebytebroadband.com, Telebytedatacom.com and Nextday.com;

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

      Traffic levels on web sites may fluctuate on a seasonal basis, which could result in a decrease in user traffic on Telebyteusa.com, Telebytebroadband.com, Telebytedatacom.com and Nextday.com during certain periods. Seasonal or other patterns may develop in our industry, which can affect the quarterly revenue of our firm within a year.

WE EXPECT TO INCUR SIGNIFICANT COSTS IN DEVELOPING OUR BRAND.

      Because of the limited operating history of our Internet business, we must continue to build the brand identity of Telebyteusa.com, Telebytebroadband.com, Telebytedatacom.com and Nextday.com to be successful. To build brand awareness, which may be particularly critical for Internet companies, we must succeed in our marketing efforts, provide high-quality services and increase traffic to Telebyteusa.com, Telebytebroadband.com, Telebytedatacom.com and Nextday.com. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness, our business, financial condition and results of operations would be materially adversely affected. We may find it necessary to further increase our financial commitment to creating and maintaining a strong brand name among consumers. If we incur excessive expenses in our attempt to promote and maintain Telebyteusa.com, Telebytebroadband.com, Telebytedatacom.com and Nextday.com, our business, results of operations and financial condition could be materially adversely affected.

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

      o security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, commonly referred to as "hackers," to penetrate online security systems; and

      o privacy concerns, such as those related to the placement by web sites of certain information to gather user information, known as "cookies," on a user's hard drive without the user's knowledge or consent.

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

THE INABILITY TO RESPOND TO PRICING PRESSURES WITHIN THE INDUSTRY MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

      Competition in the data communications and business-to-business reselling industries is intense and, in general, is based primarily on price. We compete with a number of electronic data communications manufacturers who have broader product lines and greater financial, marketing and technical resources than us. There can be no assurance that we will be able to improve the productivity and efficiency of our manufacturing and distribution processes in order to respond to pricing pressures, and the failure to do so could have a material adverse effect on our business. Our subsidiary competes with a number of providers of similar services who offer a broader array of services and greater financial, marketing and technical resources. There can be no assurance that we will be able to improve the productivity and efficiency of our servicing processes in order to respond to pricing pressures, and the failure to do so could have a material adverse effect on our business.

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL STOCKHOLDERS.

      The price of our common stock has fluctuated substantially recently. The trading price of our common stock may continue to be volatile in response to factors such as:

      o     actual or anticipated variations in our quarterly operating results;

      o failure of our results of operation to meet the expectations of public analysts and investors;

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

      Further, the stock markets have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies, and have often been unrelated or disproportionate to the operating performance of such companies. Additionally, the market price of our common stock could be adversely affected by losses or other negative news regarding one or more other companies, despite the fact that such information is not related specifically to us and may even be contradictory to information that is specifically applicable to us. These broad market factors may adversely affect the market price of our common stock. In addition, general economic, political and market conditions such as recessions, interest rates fluctuations or international currency fluctuations, may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

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

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

      We may need to raise additional funds in the future in order to fund more aggressive brand promotion or more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services. We cannot assure you that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by our issuing equity securities or any instruments convertible into equity securities, stockholders may experience dilution of their ownership interest and such securities may have rights senior to those of the holders of our common stock. If additional funds are raised by our issuing debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive or business pressures, which could have a material adverse effect on our business, results of operations and financial condition.

WE DEPEND ON RELATIONSHIPS WITH THIRD PARTIES, AND THE LOSS, OR CHANGE IN TERMS, OF ANY RELATIONSHIP COULD ADVERSELY AFFECT US.

      We depend on relationships with third parties, and our business could be adversely affected if we do not maintain our existing commercial relationships on terms as favorable as currently in effect, if we do not establish additional commercial relationships on commercially reasonable terms or if our commercial relationships do not result in the expected increased use of our web site. We have entered into commercial relationships with various third parties, some of which require us to feature them prominently in certain sections of our web site. Existing and future arrangements may prevent us from entering into other content agreements, advertising or sponsorship arrangements or other commercial relationships. Many companies that we may pursue for a commercial relationship may also offer competing services. As a result, these competitors may be reluctant to enter into commercial relationships with us.

      We also depend on establishing and maintaining a number of commercial relationships with various web sites and networks to increase traffic on Telebyteusa.com, Telebytebroadband.com, Telebytedatacom.com and Nextday.com.

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

WE MAY NOT BE ABLE TO CONTINUE TO DEVELOP OUR CONTENT AND SERVICE OFFERINGS TO REMAIN COMPETITIVE.

      If we fail to develop and introduce new features, functions or services effectively, it could have a material adverse effect on our business, results of operations and financial condition. To remain competitive, we must continue to enhance and improve our content offerings, the ease of use, responsiveness, functionality and features of the Telebyteusa.com, Telebytebroadband.com, Telebytedatacom, and Nextday.com sites and develop new services in addition to continuing to improve the consumer purchasing experience on our site. These efforts may require the development or licensing of increasingly complex technologies. We may not be successful in developing or introducing new features, functions and services, and these features, functions and services may not achieve market acceptance or enhance our brand loyalty.

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

THE NUMBER OF INTERNET COMPETITORS CONTINUES TO INCREASE,WE MAY NOT
BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.

      The number of internet competitors continues to increase, which could result in less traffic to our web site, and reduced margins or loss of market share, any of which would have a material adverse effect on our business, results of operations and financial condition. We compete with other web sites for Internet advertisers' and e-commerce marketers' dollars. The number of these web sites has increased significantly, and we expect such competition to continue to increase. Competition may also increase as a result of ongoing industry consolidation.

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

      o     quality of content, fulfillment and customer service by our clients;
            and

      o     web site functionality, responsiveness, reliability, and speed.


      Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of customer services. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, manufacturers, retailers, distribution partners, and advertisers and e-commerce partners. Our competitors may develop services that are equal or superior to those of Telebyteusa.com, Telebytebroadband.com, Telebytedatacom.com and Nextday.com or that achieve greater market acceptance than Telebyteusa.com, Telebytebroadband.com, Telebytedatacom.com and Nextday.com. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of advertisers and e-commerce marketers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully or competitive pressures may have a material adverse effect on our business, results of operations and financial condition.

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

      Our ability to retain and attract consumers and advertisers, and to achieve market acceptance of our services and our brand, depends significantly upon the performance of our systems and the Internet's infrastructure. Our revenues depend on the number of visitors to our web site and the traffic and activity created by those visitors. Any system or network failure that causes interruption or slower response time of our services could result in less traffic to our web site and, if sustained or repeated, could reduce the attractiveness of our services to consumers, manufacturers, retailers and advertisers. We have experienced periodic system interruptions, which we believe may continue to occur from time to time. An increase in the volume of our web site traffic could strain the capacity of our technical infrastructure, which could lead to slower response times or system failures. This would cause the number of advertising impressions, click throughs to our clients and our information offerings to decline, any of which could hurt our revenue growth and our brand loyalty. In addition, if traffic increases, we cannot assure you that our technical infrastructure, such as a reliable network backbone with the necessary speed and data capacity and the development of complementary products such as high-speed modems, will be able to increase accordingly, and we face risks related to our ability to scale up to expected consumer levels while maintaining performance. Further, security and authentication concerns regarding the transmission of confidential information over the Internet, such as credit card numbers, may continue. Any failure of our server and networking systems to handle current or higher volumes of traffic could have a material adverse effect on our business, results of operations and financial condition.

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

WE MAY BE UNSUCCESSFUL IN ENTERING NEW BUSINESS AREAS.

      We may choose to expand our operations by developing new web sites, promoting new or complementary products or formats, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses, products or technologies, although we have no present plans or commitments with respect to any material acquisition or investment. If we acquire a company, we could face difficulties in assimilating that company's personnel and operations. In addition, key personnel of the acquired company might decide not to work for us. Furthermore, any new business or web site launched by us not favorably received by consumers could damage the reputation of the Telebyteusa.com, Telebytebroadband.com, Telebytedatacom.com and Nextday.com brand. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on our business, results of operations and financial condition.

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

IF THE PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS IS INADEQUATE, OUR BUSINESS MAY BE MATERIALLY ADVERSELY AFFECTED.

      Although our ability to compete depends, to some extent, upon copyright law and confidentiality agreements, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable web site maintenance are more essential in establishing and strengthening our brand. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. Other than our registration of certain domain names, we do not have any other protection for the "Telebyteusa.com", "Telebytedatacom.com", Telebytebroadband.com" and "Nextday.com" names. We do not believe that we or anyone else can obtain protection for such names in the United States. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In addition, litigation may be necessary in the future to enforce or protect our intellectual property rights or to defend against claims or infringement. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants. We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Misappropriation of our intellectual property or the costs associated with litigation related thereto could have a material adverse effect on our business, results of operations and financial condition.

EXISTING STOCKHOLDERS WILL BE ABLE TO EXERCISE SIGNIFICANT CONTROL OVER US.

      Approximately 35% of our outstanding common stock is beneficially owed by our executive officers and directors, including 23% of our outstanding stock beneficially owned by Dr. Kenneth S. Schneider, our Chief Executive Officer. Accordingly, our management in general and Dr. Schneider in particular will have substantial influence over the outcome of any matter submitted to a vote of stockholders, including the election of directors and the approval of significant corporate transactions (such as acquisitions of us or our assets). Such influence could delay or prevent a change of control of our Company. Please see Item 11, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

WE MAY BE UNABLE TO RESPOND TO EVENTS OUTSIDE OUR CONTROL

      Our business may also be adversely affected by matters and events affecting businesses generally, including, without limitation, political and economic events, labor unrest, acts of God, war and other events outside of our control.

Item 7. Financial Statements

      The audited financial statements of the Company as of December 31, 2002 and 2001 and for the years then ended are included in this Annual Report on Form 10-KSB following Item 14 thereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    Part III

Item 9. Directors and Executive Officers of the Registrant

      The following table sets forth certain information concerning the Company's officers and directors as of December 31, 2002. Telebyte's directors are elected to serve until the next annual meeting of shareholders or until their successors are elected and qualified. The executive officers are appointed annually by, and serve at the pleasure of, the Board of Directors.

      Name, age, and positions               Business experience during past                 Director
        held with the Company              five years and principal occupation                 since
        ---------------------              -----------------------------------                 -----
Kenneth S. Schneider, Ph.D., age 57,   Dr. Schneider served as Vice President and              1983
Chairman, CEO, Secretary and Director  Treasurer from August 1983 to January
                                       1999. He was elected Secretary in June
                                       1991. He became Chairman of the Board and
                                       CEO in January 1999.

Michael Breneisen, age 38              Mr. Breneisen served as Controller from                 1999
President, COO, CFO,                   July 1992 and Vice President and CFO from
Treasurer and Director                 January 1997. He became President, COO and
                                       CFO in January 1999 and Treasurer in
                                       March 2000. He became CEO of Nextday.com
                                       in June 1999.

Jamil Sopher, age 59                   Mr. Sopher is an independent consultant.                1996
Director                               Previously, Mr. Sopher worked for the World
                                       Bank here he was employed from 1980 to 2000.

Jonathan D. Casher, age 58             Mr. Casher is the founder, Chairman and CEO             2000
Director                               of RECAP, Inc. and has worked for RECAP,
                                       Inc. since 1989.

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

                           Summary Compensation Table

      The following table provides summary information concerning the cash and certain other compensation paid or accrued by the Company during the last three fiscal years to the executive officers of the Company whose cash compensation exceeded $100,000. The table includes Company contributions on the officer's behalf to the Company's 401(k) Plan.

------------------------------------------------------------------------------------------------------------------------------------
                                       Annual Compensation                                 Long-Term Compensation
                            ----------------------------------------- --------------------------------------------------------------
                                                                                 Awards                           Payouts
                    ------- ----------- ---------- ------------------ ------------------------------ -------------------------------
Name and Positions                                                    Restricted      Securities
                                                     Other Annual        Stock        Underlying        LTIP            All Other
                     Year     Salary      Bonus      Compensation       Awards       Options/SARs      Payout         Compensation
                               ($)         ($)            ($)             ($)            (#)             ($)               ($)
       (a)           (b)       (c)         (d)            (e)             (f)            (g)             (h)               (i)
------------------  ------- ----------- ---------- ------------------ ------------ ----------------- ------------- -----------------
Kenneth S.           2002    $108,872       0              0               0              0           $4,080(1)         $3,869(2)
Schneider           ------- ----------- ---------- ------------------ ------------ ----------------- ------------- -----------------
Chairman, CEO,       2001    $151,259       0              0               0              0           $4,080(1)         $4,437(2)
Secretary and       ------- ----------- ---------- ------------------ ------------ ----------------- ------------- -----------------
Director             2000    $136,836       0              0               0              0           $4,080(1)         $5,110(2)
------------------  ------- ----------- ---------- ------------------ ------------ ----------------- ------------- -----------------
Michael              2002    $ 95,865       0              0               0              0               0             $6,090(2)
Breneisen           ------- ----------- ---------- ------------------ ------------ ----------------- ------------- -----------------
President,           2001    $100,000       0              0               0              0               0             $6,537(2)
COO, CFO,           ------- ----------- ---------- ------------------ ------------ ----------------- ------------- -----------------
Treasurer and        2000    $ 85,577       0              0               0              0               0             $6,503(2)
Director
------------------------------------------------------------------------------------------------------------------------------------

      (1)   Deferred Compensation - see Long-Term Incentive Plans Table below.

      (2) Fringe benefits including life insurance, employer 401k contributions and automobile.

                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)

      None.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

      The following table sets forth information concerning each exercise of stock options during fiscal 2002 by each of the named executive officers and fiscal year-end value of unexercised options:

----------------------------------------------------------------------------------------------------------------------
                                                                      Number of Securities
                                                                           Underlying
                                                                          Unexercised          Value of Unexercised
                                                                        Options/SARs at            In-the-Money
                                                                           FY-End (#)         Options/SARs at FY-End
                          Shares Acquired on                              Exercisable/           ($) Exercisable/
          Name                 Exercise           Value Realized         Unexercisable            Unexercisable
                                  (#)                  ($)                                             (e)
          (a)                     (b)                  (c)                    (d)                      (1)
------------------------- -------------------- --------------------- ----------------------- -------------------------
Kenneth S. Schneider               0                    0              45,000/160,000 (2)              0/0
------------------------- -------------------- --------------------- ----------------------- -------------------------
Michael Breneisen                  0                    0              50,000/160,000 (2)              0/0
----------------------------------------------------------------------------------------------------------------------

      (1) Calculation based upon the closing price of the Company's common stock ($0.41 per share) as reported by Nasdaq Trading and Market Services on December 31, 2002.

      (2) 60,000 option shares vest June 30, 2004, and 100,000 option shares vest January 1, 2005; subject, however, to accelerate if certain targets are met.

                                  Long-Term Incentive Plans - Awards in Last Fiscal Year
------------------------------------------------------------------------------------------------------------------------
                                                                          Estimated Future Payouts Under
                                                                           Non-Stock Price-Based Plans
                                                           -------------------------------------------------------------
                            Number of
                             Shares,      Performance or
                            Units or       Other Period
                              Other      Until Maturation         Threshold              Target            Maximum
          Name             Rights (#)       Or Payout                ($)                  ($)                ($)
          (a)                  (b)             (c)                   (d)                  (e)                (f)
------------------------- -------------- ----------------- ------------------------ ----------------- ------------------
Kenneth S. Schneider            0         April 16, 2010          26,667(1)            26,667(1)          26,667(1)
------------------------- -------------- ----------------- ------------------------ ----------------- ------------------
Michael Breneisen               0              N/A                    0                    0                  0
------------------------------------------------------------------------------------------------------------------------

      (1) In 1990, the Company entered into a deferred compensation agreement with Kenneth S. Schneider, pursuant to which he will receive a defined amount, approximately 30% of his 1990 base salary, each year for a period of 10 years after reaching age 65. The deferred compensation plan is funded through life insurance and is being provided for currently. The expense charged to operations in 2002 for such future obligations was $4,080.

Compensation of Directors

      The outside directors do not receive a per-meeting fee, but do receive reimbursement of expenses for attending each meeting and are eligible to receive stock options.

Employment Contracts and Termination of Employment and Change in Control Arrangements

      During 2000, the Company renewed, for an additional three-year term, the employment agreement with Kenneth S. Schneider. The employment agreement provides that Dr. Schneider would receive a minimum salary of $151,259 per annum. During the employment period, Dr. Schneider is entitled upon termination or expiration of the agreement under certain circumstances (including a change of control) to certain severance benefits. In order to help the Company meet the challenges of cost reduction during the current worldwide economic downturn Dr. Schneider took a voluntary, temporary, reduction in his salary beginning in February 2002.

      During 2001, the Company renewed, for an additional three-year term, the employment agreement with Michael Breneisen. The employment agreement provides that Mr. Breneisen would receive a minimum salary of $100,000 per annum. During the employment period, Mr. Breneisen is entitled upon termination or expiration of the agreement under certain circumstances (including a change of control) to certain severance benefits. In order to help the Company meet the challenges of cost reduction during the current worldwide economic downturn Mr. Breneisen took a voluntary, temporary, reduction in his salary beginning in February 2002.

Report on Repricing of Options/SARs

      None.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

      The following table provides equity compensation plan information as of December 31, 2002 with respect to compensation plans under which the Company's equity securities are authorized for issuance:

                                           Equity Compensation Plan Information

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Number of securities remaining
                               Number of securities to be                                      available for future issuance under
                                 issued upon exercise of         Weighted-average exercise          equity compensation plans
                              outstanding options, warrants    price of outstanding options,    (excluding securities reflected in
                                       and rights                   warrants and rights                    column (a))
                                           (a)                              (b)                                (c)
---------------------------- -------------------------------- -------------------------------- -------------------------------------
Equity compensation plans                616,250                           $1.04                             485,000
approved by security
holders (1)
---------------------------- -------------------------------- -------------------------------- -------------------------------------
Equity compensation plans                  N/A                              N/A                                N/A
not approved by security
holders
---------------------------- -------------------------------- -------------------------------- -------------------------------------
Total                                    616,250                           $1.04                             485,000
------------------------------------------------------------------------------------------------------------------------------------

      (1) Includes the Company's 2001,1999,1993 and 1987 Stock Option Plans and 2001 Employee Stock Purchase Plan. The 2001 Employee Stock Purchase Plan, which authorizes the sale and issuance of up to 400,000 shares of common stock of the Company to employees on a discounted basis, has been temporarily suspended by the Board of Directors. It is anticipated that this program will be re-instituted during fiscal year 2004.

Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of December 31, 2001 information concerning (i) the shares held by each person or group known to own beneficially more than 5% of the outstanding shares of common stock, (ii) shares owned by the Chief Executive Officer (iii) shares owned by all executive officers and directors as a group.

---------------------------------------------------------------------------------------------------------------
              (1)                             (2)                           (3)                     (4)
        Title of Class           Name and Address of               Amount and Nature of         Percent of
                                 Beneficial Owner                    Beneficial Owner              Class
-------------------------------- ------------------------------ ---------------------------- ------------------
            Common               Kenneth S. Schneider                   328,037(1)                 23.0%
                                 270 Pulaski Road
                                 Greenlawn, NY 11740
-------------------------------- ------------------------------ ---------------------------- ------------------
            Common               Michael Breneisen                                                  5.7%
                                 270 Pulaski Road                        81,900(2)
                                 Greenlawn, NY 11740
-------------------------------- ------------------------------ ---------------------------- ------------------
            Common               Jamil Sopher                            63,980(3)                  4.5%
                                 270 Pulaski Road
                                 Greenlawn, NY 11740
-------------------------------- ------------------------------ ---------------------------- ------------------
            Common               Jonathan D. Casher                      25,750(4)                  1.8%
                                 270 Pulaski Road
                                 Greenlawn, NY 11740
-------------------------------- ------------------------------ ---------------------------- ------------------
                                 All executive officers and             499,667                      35%
                                 directors
                                 As a group (4 in number)
---------------------------------------------------------------------------------------------------------------

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

      (3) Includes 20,000 shares issuable upon exercise of stock options granted under the Company's 1993 Stock Option Plan. Includes 34,750 shares issuable upon exercise of stock options granted under the Company's 1999 Stock Option Plan.

      (4) Includes 1,000 shares issuable upon exercise of stock options granted under the Company's 1993 Stock Option Plan. Includes 24,750 shares issuable upon exercise of stock options granted under the Company's 1999 Stock Option Plan.

Item 12. Certain Relationships and Related Transactions

      None.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

3(a) The Company's Certificate of Incorporation under the State of Delaware (incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-K, dated March 31, 2000).

3(b) The By-laws of the Company as a Delaware corporation (incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-K, dated March 31, 2000).

10(a) The Company's 1993 Stock Option Plan (incorporated herein by reference to the exhibits filed with the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders, dated June 24, 1994).

10(b) Commercial mortgage and consolidation agreement dated May 25, 1988 between Home Federal Savings Bank (now known as North Fork Bank) and Telebyte Technology, Inc. (incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-K, dated March 31, 1989).

10(c) Deferred compensation agreements dated December 12, 1990 between Telebyte Technology, Inc. and Joel A. Kramer and Kenneth S. Schneider (incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-K, dated March 29, 1991).

10(e) $1,000,000 Revolving Line of Credit agreement dated June 23, 1994 between Merrill Lynch and Telebyte Technology, Inc (incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-KSB, dated March 24, 1995).

10(f) Employment Agreement between the Company and Kenneth S. Schneider dated August 1, 1997 (incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-KSB, dated March 31, 1998).

10(g) Mortgage Loan Modification Agreement dated March 18, 1998 between the Company and Home Federal Savings Bank 1997 (incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-KSB, dated March 31, 1998).

10(h) Stock Purchase Agreement dated January 20, 1999 between the Company and Joel A. Kramer (incorporated herein by reference to the exhibits filed with the Company's Current Report on Form 8K, dated January 27, 1999).

10(i) Consulting Agreement dated January 20, 1999 between the Company and Joel
A. Kramer (incorporated herein by reference to the exhibits filed with the Company's Current Report on Form 8K, dated January 27, 1999).

10(j) Termination Agreement dated January 20, 1999 between the Company and Joel
A. Kramer (incorporated herein by reference to the exhibits filed with the Company's Current Report on Form 8K, dated January 27, 1999).

10(k) Agreement and Release dated January 20, 1999 between the Company and Joel
A. Kramer (incorporated herein by reference to the exhibits filed with the Company's Current Report on Form 8K, dated January 27, 1999).

10(l) Employment Agreement between the Company and Michael Breneisen dated June 25, 1999 (incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-KSB, dated March 31, 2000).

10(m) The Company's 1999 Stock Option Plan (incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-KSB, dated March 31, 2000).

10(n) $1,000,000 Reducing Revolving Line of Credit Agreement dated January 20, 1999 between Merrill Lynch and Telebyte Technology, Inc. (incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-KSB, dated March 31, 2000).

10(o) The Company's 2001 Stock Option Plan (incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-KSB, dated April 1, 2002).

10(p) The Company's 2001 Employee Stock Purchase Plan (incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-KSB, dated April 1, 2002).

(21) Subsidiaries of the Small Business Issuer.

(23) Consent of Holtz Rubenstein & Co., LLP, independent certified public accountants.

(b) Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K with the Commission during the fourth quarter of fiscal year 2002.

Item 14. Controls and Procedures

      The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-KSB, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEBYTE, INC.


By:   /s/ Kenneth S. Schneider
      ------------------------------
      Kenneth S. Schneider
      Chairman of the Board
      (Chief Executive Officer)


By:   /s/ Michael Breneisen
      ------------------------------
      Michael Breneisen
      President
      (Chief Operating Officer and Principal Financial and Accounting Officer)


Date: March 31, 2003


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.


By:   /s/ Kenneth S. Schneider
      ------------------------------
      Kenneth S. Schneider, Director

Date: March 31, 2003


By:   /s/ Jamil Sopher
      ------------------------------
      Jamil Sopher, Director

Date: March 31, 2003


By:   /s/ Michael Breneisen
      ------------------------------
      Michael Breneisen, Director

Date: March 31, 2003


By:   /s/ Jonathan D. Casher
      ------------------------------
      Jonathan D. Casher, Director

Date: March 31, 2003

                          TELEBYTE, INC. AND SUBSIDIARY

                               REPORT ON AUDITS OF
                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                          TELEBYTE, INC. AND SUBSIDIARY

                               REPORT ON AUDITS OF
                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                    CONTENTS

                                                                                               Page
                                                                                               ----
Report of Independent Certified Public Accountants - Holtz Rubenstein & Co., LLP                F-1

Report of Independent Certified Public Accountants - Grant Thornton LLP                         F-2

Consolidated Balance Sheets                                                                     F-3

Consolidated Statements of Operations                                                           F-4

Consolidated Statement of Shareholders' Equity                                                  F-5

Consolidated Statements of Cash Flows                                                           F-6

Notes to Consolidated Financial Statements                                               F-7 - F-18

Consent of Independent Certified Public Accountants                                            F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Telebyte, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Telebyte, Inc. and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telebyte, Inc. and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                 /s/ HOLTZ RUBENSTEIN & CO., LLP
                                                     HOLTZ RUBENSTEIN & CO., LLP
Melville, New York
March 15, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Telebyte, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Telebyte, Inc. and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telebyte, Inc. and Subsidiary as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP


Melville, New York
March 15, 2002

                          TELEBYTE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                          ----------------------
                                                              2002       2001
                                                          ----------  ----------
                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                              $  122,489  $  245,057
   Accounts receivable, net of allowance of
      $45,000 in 2002 and $38,000 in 2001                    452,295     561,723
   Inventories                                             1,607,787   2,089,233
   Prepaid expenses and other                                 86,150     127,333
   Refundable income taxes                                   172,126     253,961
   Deferred income taxes                                     208,000     282,000
                                                          ----------  ----------
        Total current assets                               2,648,847   3,559,307

PROPERTY AND EQUIPMENT, net                                1,095,185   1,237,192

INTANGIBLE ASSETS, NET                                        87,473     136,006

OTHER ASSETS                                                  36,777       1,777
                                                          ----------  ----------
                                                          $3,868,282  $4,934,282
                                                          ==========  ==========
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                       $  329,859  $  464,416
   Accrued expenses                                          190,254     278,729
   Borrowings under line of credit                                --     399,400
   Current maturities of long-term debt                       97,184      88,618
   Current maturities of capital lease obligations            12,048      11,046
                                                          ----------  ----------
        Total current liabilities                            629,345   1,242,209
                                                          ----------  ----------
LONG-TERM BORROWINGS UNDER LINE OF CREDIT                    394,110     257,149
                                                          ----------  ----------
LONG-TERM DEBT, less current maturities                      545,728     642,002
                                                          ----------  ----------
CAPITAL LEASE OBLIGATIONS, less current maturities             1,051      13,100
                                                          ----------  ----------
DEFERRED SERVICE REVENUE                                      21,750          --
                                                          ----------  ----------
DEFERRED INCOME TAXES                                         76,000     217,000
                                                          ----------  ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock - $.01 par value; 9,000,000
      shares authorized; 1,253,631 shares issued and
      outstanding in 2002 and 2001                            12,536      12,536
   Capital in excess of par value                          1,781,672   1,781,672
   Retained earnings                                         406,090     768,614
                                                          ----------  ----------
                                                           2,200,298   2,562,822
                                                          ----------  ----------
                                                          $3,868,282  $4,934,282
                                                          ==========  ==========

         The accompanying notes are an integral part of these statements

                          TELEBYTE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Years Ended
                                                         December 31,
                                                -----------------------------
                                                    2002              2001
                                                -----------       -----------

NET SALES                                       $ 5,161,827       $ 5,775,111
COST OF SALES                                     3,016,138         3,366,830
                                                -----------       -----------
    Gross profit                                  2,145,689         2,408,281
                                                -----------       -----------
OPERATING EXPENSES:
  Selling, general and administrative             1,970,353         2,385,887
  Research and development                          728,297           727,062
                                                -----------       -----------
                                                  2,698,650         3,112,949
    Operating loss                                 (552,961)         (704,668)
                                                -----------       -----------
OTHER INCOME (EXPENSE):
  Interest income                                       759             6,346
  Rental income                                      48,195            48,195
  Other income                                       20,191            78,855
  Interest expense                                 (103,708)          (98,471)
                                                -----------       -----------
                                                    (34,563)           34,925
                                                -----------       -----------
LOSS BEFORE INCOME TAXES                           (587,524)         (669,743)

INCOME TAX (BENEFIT)                               (225,000)         (271,236)
                                                -----------       -----------
LOSS                                            $  (362,524)      $  (398,507)
                                                ===========       -----------
LOSS PER COMMON SHARE:
  Basic                                         $     (0.29)      $     (0.32)
                                                ===========       ===========
  Diluted                                       $     (0.29)      $     (0.32)
                                                ===========       ===========
WEIGHTED-AVERAGE SHARES:
  Basic                                           1,253,631         1,253,631
                                                ===========       ===========
  Diluted                                         1,253,631         1,253,631
                                                ===========       ===========





         The accompanying notes are an integral part of these statements

                          TELEBYTE, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                 Capital in
                                        Number of       Common    Excess of      Retained
                                      Shares Issued     Stock     Par Value      Earnings          Total
                                      -------------    -------    ----------    -----------     -----------

Balance at January 1, 2001                1,253,631     12,536    $1,781,672    $ 1,167,121     $ 2,961,329

Net loss                                         --         --            --       (398,507)       (398,507)
                                      -------------    -------    ----------    -----------     -----------

Balance at December 31, 2001              1,253,631     12,536     1,781,672        768,614       2,562,822

Net loss                                         --         --            --       (362,524)       (362,524)
                                      -------------    -------    ----------    -----------     -----------

Balance at December 31, 2002              1,253,631    $12,536    $1,781,672    $   406,090     $ 2,200,298
                                      =============    =======    ==========    ===========     ===========





         The accompanying notes are an integral part of these statements

                          TELEBYTE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years Ended
                                                                          December 31,
                                                                    ----------------------
                                                                       2002          2001
                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(362,524)    $(398,507)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities
         Provision for bad debt expense                                 7,000        25,500
         Depreciation and amortization                                197,618       246,770
         Provision for inventory obsolescence                         113,500        77,834
         Loss from disposal of property and equipment                   3,923            --
         Deferred income taxes                                        (67,000)      (87,000)
         Imputed interest                                               1,171         1,480
         Decrease (increase) in operating assets
           Accounts receivable                                        102,428       189,445
           Inventories                                                367,946      (492,374)
           Prepaid expenses, taxes and other                           88,018      (258,060)
         Increase (decrease) in operating liabilities
           Accounts payable                                          (134,557)      149,477
           Accrued expenses and taxes payable                         (88,475)      (29,245)
           Deferred service revenue                                    21,750            --
                                                                    ---------     ---------
        Net cash provided by (used in) operating activities           250,798      (574,680)
                                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                (11,001)     (173,999)
                                                                    ---------     ---------
        Net cash used in investing activities                         (11,001)     (173,999)
                                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                               (88,880)      (87,202)
   Principal payments on capital lease obligation                     (11,046)       (9,314)
   Net (payments) borrowings under line of credit agreement          (399,400)      399,400
   Net borrowings under long-term line of credit agreement            136,961       257,149
                                                                    ---------     ---------
        Net cash (used in) provided by financing activities          (362,365)      560,033
                                                                    ---------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (122,568)     (188,646)

CASH AND CASH EQUIVALENTS, beginning of year                          245,057       433,703
                                                                    ---------     ---------

CASH AND CASH EQUIVALENTS. end of year                              $ 122,489     $ 245,057
                                                                    =========     =========

NONCASH FINANCING ACTIVITIES:
   Equipment acquired under capital lease obligation                $      --     $  33,460
                                                                    =========     =========

         The accompanying notes are an integral part of these statements

                          TELEBYTE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1.    Summary of Significant Accounting Policies:

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

      a. Principles of consolidation

      The accompanying consolidated financial statements include the accounts of Telebyte Inc. and its subsidiary, Nextday.com. All significant intercompany balances have been eliminated in consolidation.

      b. Allowance for doubtful accounts

      Management must make estimates of the uncollectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

      c. Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market.

      d. Property and equipment

      Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which are 35 years for building and improvements, 5 years for equipment and 2 years for software.

      e. Intangible assets

      Intangible assets include the unamortized costs of certain intangible assets including a license agreement and deferred loan costs. Amortization is provided for on a straight-line basis over the shorter of the estimated useful lives or the related contractual life. Aggregate amortization expense was $48,533 and $90,093 for the years ended 2002 and 2001, respectively.

      e. Intangible assets (Cont'd)

      Amortization expense related to intangible assets for the next five years is as follows:

                        For the Year                 Amount
                        ------------                -------
                            2003                    $34,500
                            2004                     34,500
                            2005                     12,500
                            2006                      5,000
                            2007                        500

      f. Long-lived assets

      It is the Company's policy to evaluate and recognize an impairment to its long-lived assets if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

      g. Income taxes

      Deferred income taxes are recognized for temporary differences between financial statement and income tax basis of assets and liabilities for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

      h. Loss per share

      Loss per share is determined by dividing the Company's net loss by the weighted- average shares outstanding. Excluded from the calculation of diluted loss per share are 616,250 and 524,000 options to purchase the Company's common stock in 2002 and 2001, respectively, as their inclusion would have been antidilutive.

      i. Stock-based compensation plans

      The Company maintains four fixed stock option plans, as more fully described in Note 7 to the consolidated financial statements, accounted for using the "intrinsic value" method pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, and, accordingly, recognizes no compensation expense. Therefore, the Company has elected the disclosure provisions only of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

      j. Consolidated statements of cash flows

      For purposes of the consolidated statements of cash flows, the Company considers highly liquid cash investments with an original maturity of three months or less to be cash equivalents. The Company paid interest of $82,492 and $73,092 and income taxes of $955 and $217,825 in 2002 and 2001, respectively.

      k. Revenue recognition

      Revenue is recognized from sales when a product is shipped and title passes to customers. Service fees are recognized upon the completion of the related service.

      l. Advertising

      Advertising costs are expensed as incurred and totaled $30,000 and $6,000 in 2002 and 2001, respectively.

      m. Research and development

      Research and development costs are expensed as incurred.

      n. Shipping and handling fees and costs

      The Company includes fees billed to a customer relating to shipping and handling costs in net sales. All shipping and handling expenses incurred by the Company are included in cost of sales.

      o. Use of estimates and fair value of financial instruments

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

      p. New accounting pronouncements

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It supersedes the guidance in EITF Issue No. 94-3. Under EITF 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. Under SFAS 146, an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

      In November 2002, the FASB's Emerging issues Task Force finalized EITF Issue No. 00-21 (EITF 00-21), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when the criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting. EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The adoption of EITF 00-21 is not expected to have a significant impact on the Company.

      p. New accounting pronouncements (Cont'd)

      In November 2002, the FASB issued Interpretation No. 45 (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit and warranty obligations. It also clarifies that at the time a company issues a guarantee, a company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 relating to initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect the adoption of the initial recognition and measurement provisions in the first quarter of 2003 to have a significant impact on our financial condition or results of operations. The disclosure requirements of FIN 45, which are effective for both interim and annual periods that end after December 15, 2002, were adopted by us for the year ended December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related interpretations. The Company adopted the disclosure requirements of this Statement as of December 31, 2002.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46). "Consolidation of Variable Interest Entities." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to preexisting entities of the Company as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which the Company becomes involved beginning February 1, 2003.

      q. Reclassification

      Certain 2001 year amounts have been reclassified to conform to the 2002 year presentation.

      2. Inventories:

      Inventories consist of the following at December 31:

                                                    2002           2001
                                                 ----------     ----------

      Purchased components and materials         $  656,350     $  843,295
      Work in process                               438,987        659,628
      Finished goods                                512,450        586,310
                                                 ----------     ----------

                                                 $1,607,787     $2,089,233
                                                 ==========     ==========

3.    Property and Equipment, net:

      Property and equipment consist of the following at December 31:

                                                   2002            2001
                                                ----------      ----------

      Land                                      $  300,000      $  300,000
      Building and improvements                  1,045,570       1,045,570
      Equipment                                    783,734         854,766
      Software                                     115,563         115,563
                                                ----------      ----------
                                                 2,244,867       2,315,899
      Less accumulated depreciation              1,149,682       1,078,707
                                                ----------      ----------

                                                $1,095,185      $1,237,192
                                                ==========      ==========

4.    Debt:

      a. Line of credit facility

      The Company has an agreement with a financial institution, expiring April 30, 2003, which provides the Company with a line of credit facility of up to $500,000 based on eligible accounts receivable and purchased components and materials and finished goods inventories of the Company, as defined in the agreement. Further, the agreement contains certain financial covenants which require the Company to maintain a minimum level of tangible net worth and places limitations on the ratio of the Company's total debt to Company's tangible net worth, as defined in the agreement. The Company intends to renew this facility in April 2003.

      Borrowings under the line of credit bear interest at the bank's specified prime rate plus 1% (5.25% at December 31, 2002). There was no outstanding balance against this line at December 31, 2002.

      The Company also has available a Reducing Revolving line of credit from this institution, which provided for initial borrowings up to a maximum of $1,000,000. Availability under the Reducing Revolving line of credit is reduced monthly by approximately $11,900 and will expire January 2006. Availability under this line at December 31, 2002 was approximately $440,000. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90% (4.23% at December 31, 2002). Net borrowings under this line of credit totaled $394,110 at December 31, 2002.

      b. Mortgage note

      The Company's first mortgage note is collateralized by land and building. The remaining unpaid mortgage note balance at December 31, 2002 is payable in equal monthly installments of $12,297 (inclusive of interest at 9.3%) with a maturity date of June 2008. Under the mortgage modification agreement, interest is payable at 9.3% through June 1, 2003. At that time, and every three years thereafter, the interest rate will be adjusted to the three-year weekly average U.S. Treasury Constant Maturity Rate plus 3%.

      Financing and other costs aggregating $95,122 incurred in connection with the acquisition of real property and the refinancing of mortgage debt are stated at cost, net of accumulated amortization of $73,941 and $68,761 at December 31, 2002 and 2001, respectively, and are included in "Intangible assets" in the accompanying consolidated balance sheets. Amortization is provided on a straight-line basis over the life of the mortgage note.

      b. Mortgage note (Cont'd)

      Long-term debt is summarized as follows at December 31:

                                                    2002            2001
                                                  --------        --------

      Mortgage payable                            $629,297        $713,176
      Other                                         13,615          17,444
                                                  --------        --------
                                                   642,912         730,620
      Less current maturities                       97,184          88,618
                                                  --------        --------

                                                  $545,728        $642,002
                                                  ========        ========

    Aggregate maturities of long-term debt as of December 31, 2002 are as follows:

                    Year Ending
                    December 31,
                    ------------
                        2003                $ 97,184
                        2004                 106,577
                        2005                 116,880
                        2006                 122,823
                        2007                 134,745
                    Thereafter                64,703
                                            --------

                                            $642,912
                                            ========

5.    Employee Benefit Plans:

      The Company sponsors an employee investment savings 401(k) plan to which both the Company and employees contribute. All employees are eligible to participate; the Company contributed 50% of the first 2% deferred by the employee through July 2002. Company Management has indefinitely suspended future contributions. Each employee may voluntarily contribute up to 15% of annual compensation, or the maximum allowed as determined by the Internal Revenue Code. Benefits are 100% vested and are payable upon the employee's death, disability, retirement, termination and under certain financial circumstances. Employer contributions of $6,291 and $11,025 were made to the plan in 2002 and 2001, respectively.

      The Company maintains a deferred compensation agreement with a key officer, whereby the officer will receive a defined amount approximating 30% of his 1990 base salary for a period of 10 years after reaching age 65. The deferred compensation plan is funded through life insurance and is being provided for currently. The expense charged to operations in 2002 and 2001 for such future obligations was approximately $4,000 in each year.

6.    Income Taxes:

      The provision (benefit) for income taxes is summarized as follows:

                                            2002          2001
                                         ---------     ---------
      Current:
          Federal                        $(158,000)    $(187,236)
          State                                 --         3,000
                                         ---------     ---------
                                          (158,000)     (184,236)
      Deferred                             (67,000)      (87,000)
                                         ---------     ---------

                                         $(225,000)    $(271,236)
                                         =========     =========

      The actual income tax expense (benefit) differs from the Federal statutory rate as follows:

                                           2002                     2001
                                  --------------------     -------------------
                                   Amount          %        Amount         %
                                  ---------     ------     ---------     -----
Federal statutory rate            $(200,000)     (34.0)%   $(227,700)    (34.0)%
State income taxes, net of
  federal income tax benefit        (19,000)      (3.1)      (32,500)     (4.8)
Officers' life insurance              1,500         .2         1,500        .2
Other permanent differences          (7,500)      (1.4)      (12,536)     (1.9)
                                  ---------     ------     ---------     -----

                                  $(225,000)     (38.3)%   $(271,236)    (40.5)%
                                  =========     ======     =========     =====

      The tax effects of temporary differences which give rise to deferred tax assets (liabilities) at December 31, 2002 and 2001 are summarized as follows:

                                                             2002        2001
                                                          ---------   ---------
Deferred tax assets:
  Deferred compensation                                   $  14,000   $  85,000
  Inventory valuation                                       142,000     107,000
  Allowance for doubtful accounts                            17,000      15,000
  Accrued expenses                                           34,000      41,000
  Net operating loss carryforwards                           73,000      34,000
                                                          ---------   ---------
    Gross deferred tax assets                               280,000     282,000
Deferred tax liabilities:
  Excess tax over book depreciation and amortization       (148,000)   (217,000)
                                                          ---------   ---------

Net deferred tax asset                                    $ 132,000   $  65,000
                                                          =========   =========

      The Company has available state net operating loss carryforwards approximating $976,000 to offset future taxable income, expiring through 2022.

7.    Stock Option Plans and Employee Stock Purchase Plan:

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

7.    Stock Option Plans and Employee Stock Purchase Plan: (Cont'd)

      In 1994, the Company adopted the 1993 Stock Option Plan (the "1993 Plan"), which provides for the granting, to directors and key employees of the Company, of incentive stock options and nonqualified stock options for the purchase of a maximum of 100,000 shares of the Company's common stock. Under the terms of the 1993 Plan, the options, which expire from five to ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant for incentive stock options and at prices determined by the Board of Directors for nonqualified stock options, and become exercisable in accordance with terms established at the time of the grant. At December 31, 2002, there were no shares available for grant under the 1993 Plan.

      In 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"), which provides for the granting, to employees, nonemployee directors, consultants and advisors of the Company, of incentive stock options, Stock Appreciation Rights ("SARS") and nonqualified stock options for the purchase of a maximum of 500,000 shares of the Company's common stock. The Plan also provides for a reload feature for options issued. Under the terms of the 1999 Plan, the options, which expire from five to ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant for incentive stock options and at prices determined by the Board of Directors for nonqualified stock options, and become exercisable in accordance with terms established at the time of the grant. At December 31, 2002, there were no shares available for grant under the 1999 Plan.

      In 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"), which provides for the granting, to employees, nonemployee directors, consultants and advisors of the Company, of incentive stock options, Stock Appreciation Rights ("SARS") and nonqualified stock options for the purchase of a maximum of 500,000 shares of the Company's common stock. The Plan also provides for a reload feature for options issued. Under the terms of the 2001 Plan, the options, which expire from five to ten years after grant, are exercisable at a price equal to the fair market value of the stock at the date of the grant for incentive stock options and at prices determined by the Board of Directors for nonqualified stock options, and become exercisable in accordance with terms established at the time of the grant. At December 31, 2002, there were 485,000 shares available for grant under the 2001 Plan.

      In 2001, the Company adopted the Employee Stock Purchase Plan, which was approved by the stockholders on July 12, 2001. In accordance with Section 423 of the Internal Revenue Code, eligible employees may authorize payroll deductions of their salary to purchase shares of the Company's common stock at the lower of 85% of the fair market value of common stock on the first or last day of the offering period. An eligible employee may purchase up to 2,000 shares of stock during any single offering period. The maximum number of shares offered under the 2001 Employee Stock Purchase Plan is 400,000 shares. No shares were purchased under the 2001 Employee Stock Purchase Plan during the year ended December 31, 2002. Due to the significant costs involved in administering the Employee Stock Purchase Plan, Company Management has decided to suspend the Plan's operation temporarily, while it deals with the challenges presented by the worldwide economic downturn. It is expected that the plan will begin during 2004.

7.    Stock Option Plans and Employee Stock Purchase Plan: (Cont'd)

      The following is a summary of activity with respect to stock options under the plans:

                                                                                   Weighted-average
                                                    Shares      Price per share    price per share
                                                    ------      ---------------    ---------------

Outstanding at January 1, 2001                      524,000       $.90 to 3.80       $   1.18
  Granted                                            16,000       1.22 to 1.87           1.83
  Expired                                           (16,000)      2.75 to 2.875          2.87
                                                    -------

Outstanding at December 31, 2001                    524,000       .90 to 3.80            1.14
  Granted                                            97,250       .55 to .72              .57
  Expired                                            (5,000)      1.28 to 3.80           2.54
                                                    -------

Outstanding at December 31, 2002                    616,250       .55 to 3.80            1.04
                                                    =======

Balance exercisable at December 31, 2002            227,000       .55 to 3.80            1.33
                                                    =======

      The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2002:

                               Options outstanding         Options exercisable
                      ----------------------------------  --------------------
                                  Weighted-    Weighted-             Weighted-
                                   Average      Average               Average
      Ranges of                   Remaining    Exercise              Exercise
   Exercise Prices     Shares   Life in Years    Price    Shares       Price
  ----------------    --------  -------------  ---------  -------    ---------
    $.55 to $1.25      568,250      6.95         $.95     192,500      $.93
   $1.63 to $3.80       48,000      7.59         2.12      36,500      2.17

      The weighted-average option fair value on the grant date was $.45 and $1.45 for options issued during the years ended December 31, 2002 and 2001, respectively.

      If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's reported net loss and loss per share would be adjusted to the pro forma amount indicated below for the years ended December 31:

                                                 2002              2001
                                             -----------       -----------
     Net loss
       As reported                           $  (362,524)      $  (398,507)
       Pro forma                                (369,059)         (440,003)
     Basic loss per common share
       As reported                           $      (.29)      $      (.32)
       Pro forma                                    (.29)             (.35)
     Diluted loss per common share
       As reported                           $      (.29)      $      (.32)
       Pro forma                                    (.29)             (.35)

      These pro forma amounts may not be representative of future disclosures because they do not take into account pro forma compensation expense related to grants made before 1997. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2002 and 2001: expected volatility of 197% in 2002 and 120% in 2001; risk-free interest rates ranging from 4.87% to 5.81% in 2002 and 3.86% to 4.32% in 2001. The expected lives of options issued are four years for 2002 and 2001.

7.    Stock Option Plans and Employee Stock Purchase Plan: (Cont'd)

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

8.    Business Segments:

      The Company has two reportable segments: Telebyte is a manufacturer of technology products and Nextday.com distributes products through e-commerce.

      The Company's chief operating decision maker utilizes net sales and net earnings (loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Information about the Company's segments for the years ended December 31, 2002 and 2001 are as follows:

                                                   2002            2001
                                               -----------     -----------
     Net sales from external customers:
       Telebyte                                $ 4,966,382     $ 5,277,990
       Nextday.com                                 195,445         497,121
                                               -----------     -----------
                                               $ 5,161,827     $ 5,775,111
                                               ===========     ===========
     Intersegment net sales:
       Telebyte                                $    (2,631)    $   218,191
       Nextday.com                                      --              --
                                               -----------     -----------
                                               $    (2,631)    $   218,191
                                               ===========     ===========
     Operating profit (loss)
       Telebyte                                $  (500,007)    $  (526,106)
       Nextday.com                                 (52,954)       (178,562)
                                               -----------     -----------
                                               $  (552,961)    $  (704,668)
                                               ===========     ===========
     Interest expense:
       Telebyte                                $   103,708     $    98,471
       Nextday.com                                      --              --
                                               -----------     -----------
                                               $   103,708     $    98,471
                                               ===========     ===========
     Other income:
       Telebyte                                $    68,822     $    53,386
       Nextday.com                                     323          80,010
                                               -----------     -----------
                                               $    69,145     $   133,396
                                               ===========     ===========
     Income tax benefit:
       Telebyte                                $  (191,000)    $  (231,324)
       Nextday.com                                 (34,000)        (39,912)
                                               -----------     -----------
                                               $  (225,000)    $  (271,236)
                                               ===========     ===========

     Identifiable assets:
       Telebyte                                $ 3,765,033     $ 4,591,629
       Nextday.com                                 103,249         342,653
                                               -----------     -----------
                                               $ 3,868,282     $ 4,934,282
                                               ===========     ===========
     Capital expenditures:
       Telebyte                                $    11,001     $   147,599
       Nextday.com                                      --          26,400
                                               -----------     -----------
                                               $    11,001     $   173,999
                                               ===========     ===========
     Depreciation and amortization:
       Telebyte                                $   161,631     $   157,116
       Nextday.com                                  35,987          89,654
                                               -----------     -----------

                                               $   197,618     $   246,770
                                               ===========     ===========

9.    Commitments and Contingencies:

      a. Lease commitments

      The Company leases certain equipment used in its operations pursuant to noncancellable operating and capital leases expiring through September 2005. The minimum rental commitments under these noncancellable leases, at December 31, 2002, are summarized as follows:

              Year Ending                           Operating       Capitalized
              December 31,                            Leases           Leases
              ------------                           -------          -------
                  2003                               $ 9,533          $12,716
                  2004                                 3,989            1,060
                  2005                                 2,132               --
                                                     -------          -------
                                                      15,564           13,776
   Less amount representing interest                      --              677
                                                     -------          -------
     Total minimum lease payments                    $15,564           13,099
                                                     =======          =======
        Less current maturities                                        12,048
                                                                      -------

Long-term capitalized lease obligations                               $ 1,051
                                                                      =======

      Rent expense for all operating leases was $10,042 and $62,140 in 2002 and 2001, respectively.

      b. Employment contracts

      The Company has employment contracts with various officers with remaining terms ranging from two to three years at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 2002 under such contracts is approximately $338,000.

      c. Purchase commitment

      The Company has an agreement with one of its suppliers to purchase approximately $87,000 of product by October 2006.

10.   Loss Per Share:

      The following table sets forth the computation of basic and diluted loss per share:

                                                             Years Ended
                                                             December 31,
                                                      -------------------------
                                                         2002            2001
                                                      ---------     -----------
   Numerator:
     Net loss                                         $(362,524)    $  (398,507)
                                                      =========     ===========

   Denominator:
     Denominator for basic loss per
       share (weighted-average shares)                1,253,631       1,253,631
     Effect of dilutive securities
       (employee stock options)                              --              --
                                                      =========     ===========
     Denominator for diluted loss per
       share (adjusted weighted-average shares and
       assumed conversions)                           1,253,631       1,253,631
                                                      =========     ===========

   Basic loss per share                               $    (.29)    $      (.32)
                                                      =========     ===========
   Diluted loss per share                             $    (.29)    $      (.32)
                                                      =========     ===========


11.   Off Balance Sheet Risk and Concentration of Credit Risk:

      Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions that are FDIC insured. The Company performs on-going credit evaluations of its customers financial condition and payment history. Generally, accounts receivable are due within 30 days. Credit losses have historically been insignificant and consistently within management's expectations.

12.   Transactions with Major Customers:

      The Company does not depend upon sales to a single customer or a limited group of customers and there were no sales to a single customer during the last two years exceeding 10% of net sales. The Company has no foreign operations. Export sales were $1,260,000 and $828,000 in 2002 and 2001, respectively.