Form 10KSB/A
period 2002-12-31
TELEBYTE TECHNOLOGY INC
filed 2003-05-14
CIK 726451

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

This Amendment No. 1 on Form 10-KSB/A is being filed solely to include Section 302 and Section 906 of the Sarbanes Oxley Act. This amendment does not reflect any events occurring after March 31, 2003, the date the Company filed the Annual Report on Form 10-KSB.

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

Date: March 31, 2003


By:   /s/ Michael Breneisen
      ------------------------------
      Michael Breneisen, Director

Date: March 31, 2003


By:   /s/ Jonathan D. Casher
      ------------------------------
      Jonathan D. Casher, Director

Date: March 31, 2003

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
          Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

I, Dr. Kenneth S. Schneider, certify that:

I have reviewed this annual report on Form 10-KSB of Telebyte, Inc., a Delaware corporation (the "registrant");

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


                                            By: /s/ Kenneth S. Schneider
                                            ------------------------------------
                                            Kenneth S. Schneider
                                            Chairman and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
           Pursuant to Section 302 of the Sarbanes -Oxley Act of 2002

I, Michael Breneisen, certify that:

1. I have reviewed this annual report on Form 10-KSB of Telebyte, Inc., a Delaware corporation (the "registrant");

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


                                           By:


                                           /s/ Michael Breneisen
                                           -------------------------------------
                                           Michael Breneisen
                                           President and Chief Financial Officer

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