Form 10QSB
period 2003-03-31
TELEBYTE TECHNOLOGY INC
filed 2003-05-15
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003

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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

As of May 15, 2003, there were outstanding 1,253,631 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                               Yes |_|    No |X|

                           TELEBYTE, INC. & SUBSIDIARY

                                      INDEX

PART I            FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements

                         Consolidated Balance Sheet
                         March 31, 2003 (Unaudited)

                         Consolidated Statements of Operations
                         Three months ended
                         March 31, 2003 and 2002 (Unaudited)

                         Consolidated Statement of Shareholders' Equity Three months ended
                         March 31, 2003 (Unaudited)

                         Consolidated Statements of Cash Flows
                         Three months ended
                         March 31, 2003 and 2002 (Unaudited)

                         Notes to Condensed Consolidated Financial
                         Statements (Unaudited)

         ITEM 2.  Management's Discussion and
                  Analysis or Plan of Operation

         ITEM 3.  Controls and Procedures

PART II           OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

Part I      Financial Information
Item 1.     Financial Statements

                           TELEBYTE, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)

ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                      $    77,890
      Accounts receivable, net of allowance of $48,000                   536,002
      Inventories                                                      1,690,997
      Prepaid expenses                                                    54,681
      Refundable income taxes                                            171,000
      Deferred income taxes                                              208,000
                                                                     -----------
      TOTAL CURRENT ASSETS                                             2,738,570

PROPERTY AND EQUIPMENT, net                                            1,056,980

INTANGIBLE ASSETS, net                                                    78,803

OTHER ASSETS                                                              36,777
                                                                     -----------
                                                                     $ 3,911,130
                                                                     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                               $   518,691
      Accrued expenses                                                   177,172
      Borrowings under line-of credit                                     48,134
      Current maturities of long-term debt                                99,360
      Current maturities of capital lease obligations                     10,184
                                                                     -----------
      TOTAL CURRENT LIABILITIES                                          853,541

LONG-TERM BORROWINGS UNDER LINE OF CREDIT                                398,327

LONG-TERM DEBT, less current maturities                                  516,377

DEFERRED SERVICE REVENUE                                                  22,350

DEFERRED INCOME TAXES                                                     76,000

SHAREHOLDERS' EQUITY
      Common stock - $.01 par value; 9,000,000 shares authorized;
         1,253,631 shares issued and outstanding                          12,536
      Capital in excess of par value                                   1,781,672
      Retained earnings                                                  250,327
                                                                     -----------
                                                                       2,044,535
                                                                     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 3,911,130
                                                                     ===========

The accompanying notes are an integral part of this financial statement.

                           TELEBYTE, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months
                                                          Ended March 31,
                                                   ----------------------------
                                                       2003             2002
                                                   -----------      -----------

NET SALES                                          $   976,565      $ 1,283,318

COST OF SALES                                          555,427          781,064
                                                   -----------      -----------
GROSS PROFIT                                           421,138          502,254
                                                   -----------      -----------

OPERATING EXPENSES
      Selling, general and administrative              388,981          597,748
      Research and development                         290,028          190,128
                                                   -----------      -----------
                                                       679,009          787,876
                                                   -----------      -----------

Operating Loss                                        (257,871)        (285,622)
                                                   -----------      -----------

OTHER INCOME (EXPENSE)
    Other income                                       113,185               --
    Rental income                                       12,049           12,049
    Interest income                                        131              228
    Interest expense                                   (20,257)         (22,916)
                                                   -----------      -----------

       Loss before income taxes                       (152,763)        (296,261)

Income tax provision (benefit)                           3,000         (118,500)
                                                   -----------      -----------

NET LOSS                                           $  (155,763)     $  (177,761)
                                                   ===========      ===========

Loss  per common share:
      Basic                                        $     (0.12)     $     (0.14)
                                                   ===========      ===========
      Diluted                                      $     (0.12)     $     (0.14)
                                                   ===========      ===========

Weighted-average shares:
      Basic                                          1,253,631        1,253,631
                                                   ===========      ===========
      Diluted                                        1,253,631        1,253,631
                                                   ===========      ===========

The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

                                Number of                      Capital in
                                 shares           Common        excess of       Retained
                                 issued           stock         par value       earnings           Total
                               -----------     -----------     -----------     -----------      -----------

Balance at January 1, 2003       1,253,631     $    12,536     $ 1,781,672     $   406,090      $ 2,200,298

Net loss                                                                          (155,763)        (155,763)
                               -----------     -----------     -----------     -----------      -----------

Balance at March 31, 2003        1,253,631     $    12,536     $ 1,781,672     $   250,327      $ 2,044,535
                               ===========     ===========     ===========     ===========      ===========

The accompanying notes are an integral part of this financial statement.

                           TELEBYTE, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months
                                                                    Ended March 31,
                                                                   2003         2002
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $(155,763)   $(177,761)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
              Provision for bad debt expense                        3,000        3,000
              Depreciation and amortization                        47,616       41,447
              Provision for inventory obsolescence                 12,000        9,999
              Decrease (increase) in operating assets:
                Accounts receivable                               (33,707)      64,440
                Inventories                                       (95,210)       9,625
                Prepaid expenses, taxes and other                 (20,405)     (24,459)
              Increase (decrease) in operating liabilities:
                Accounts payable                                  188,832     (121,806)
                Accrued expenses and taxes payable                (13,082)     (52,895)
                Deferred service revenue                              600        7,388
                                                                ---------    ---------

              Net cash used in operating activities               (66,119)    (241,022)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                             (741)      (5,673)
                                                                ---------    ---------

              Net cash used in investing activities                  (741)      (5,673)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long term debt                         (27,176)     (18,591)
     Principal payments on capital lease obligations               (2,914)      (2,674)
     Net (payments) borrowings under line of credit agreement      48,134      (48,192)
     Net borrowings under long-term line of credit agreement        4,217      150,432
                                                                ---------    ---------

              Net cash provided by financing activities            22,261       80,975
                                                                ---------    ---------

              Net decrease in cash and cash equivalents           (44,599)    (165,720)

Cash and cash equivalents at beginning of period                  122,489      245,057
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $  77,890    $  79,337
                                                                =========    =========

The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2003, the consolidated statements of operations, stockholders' equity and cash flows, for the three-months in the period ended March 31, 2003 and 2002, have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present, fairly, the financial position, results of operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

2. EARNINGS PER SHARE

The number of shares used in the Company's basic and diluted earnings per share computations for three months ended March 31, 2003 and 2002 are as follows:

                                                           2003          2002
                                                         ---------     ---------

Weighted average common shares outstanding
   for basic earnings per share                          1,253,631     1,253,631

Common stock equivalents from stock options                     --            --
                                                         ---------     ---------

Weighted average common shares outstanding
    for diluted earnings per share                       1,253,631     1,253,631
                                                         =========     =========

Excluded from the calculation of diluted earnings per share are 616,250 and 524,000 options to purchase the Company's common stock at March 31,2003 and 2002, respectively, as their inclusion would be anti-dilutive.

The Company applies APB Opinion No. 25 in accounting for its fixed price stock options. Accordingly, no compensation cost for options has been recognized in the financial statements. The chart below sets forth the Company's net loss and net loss per share for three months ended March 31, 2003 and 2002, as reported on a pro forma basis as if the compensation cost of stock options had been determined consistent with SFAS 123.

                                                          2003          2002
                                                       ----------    ----------

Net Loss, as reported                                  $ (155,763)   $ (177,761)
            Deduct:  Total stock-based employee
            compensation expense determined
            under fair value based method for
            all awards, net of related tax effects        (22,673)       (1,451)
                                                       ----------    ----------

Pro forma net loss                                     $ (178,436)   $ (179,212)
                                                       ==========    ==========

Basic Loss Per Share:
            As Reported                                $    (0.12)   $    (0.14)
            Pro forma                                  $    (0.14)   $    (0.14)

Diluted Loss Per Share:
            As Reported                                $    (0.12)   $    (0.14)
            Pro forma                                  $    (0.14)   $    (0.14)

3. BUSINESS SEGMENTS

The Company has two reportable segments: Telebyte is a manufacturer of technology products and Nextday.com distributes Telebyte and other manufacturer's products through e-commerce.

The Company's chief operating decision maker utilizes net sales and net earnings
(loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies as set forth in the December 31, 2002 Annual Report on Form 10-KSB. Information about the Company's segments for three months ended March 31, 2003 and 2002 are as follows:

                                                      2003              2002
                                                  -----------       -----------

Net sales from external customers
Telebyte                                          $   968,675       $ 1,144,285
Nextday.com                                             7,890           139,033
                                                  -----------       -----------

                                                  $   976,565       $ 1,283,318
                                                  ===========       ===========

Intersegment net sales
Telebyte                                          $        --       $     1,221
Nextday.com                                                --                --
                                                  -----------       -----------

                                                  $        --       $     1,221
                                                  -----------       ===========

Operating loss
Telebyte                                          $  (253,985)      $  (272,155)
Nextday.com                                            (3,886)          (13,467)
                                                  -----------       -----------

                                                  $  (257,871)      $  (285,622)
                                                  ===========       ===========

Loss before income taxes
Telebyte                                          $  (148,902)      $  (282,907)
Nextday.com                                            (3,861)          (13,354)
                                                  -----------       -----------

                                                  $  (152,763)      $  (296,261)
                                                  ===========       ===========

Identifiable assets
Telebyte                                          $ 3,881,853       $ 4,492,766
Nextday.com                                            82,277           177,417
                                                  -----------       -----------

                                                  $ 3,964,130       $ 4,670,183
                                                  ===========       ===========

4. NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

When used herein, the words "believe," "anticipate," "think," "intend," "will be," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein and under the caption "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2002, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers are also urged carefully to review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation." All references to a fiscal year are to our fiscal year, which ends December 31.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial conditions and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, asset impairments, income taxes, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values for assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

Net sales during the first quarter ended March 31, 2003 decreased 23.9% to $976,565 compared to sales of $1,283,318 for the same period in 2002. This decrease in sales is due primarily due to the general downturn in the economy.

With respect to the sales in each of the Company's product lines results are as follows. For the Data Communications products; the sale of interface converters represented 48% of Telebyte's revenue in the first quarter of 2003 as compared to 37% for the same period in 2002, the sale of short haul modems represented 14% of Telebyte's net sales in the first quarter of 2003 as compared to 13% for the same period in 2002, the sale of LAN products represented 2% of Telebyte's net sales in the first quarter of 2003 as compared with 2% for the same period in 2002, the sale of Surge/Lightning Protectors represented 1% of Telebyte's net sales in the first quarter of 2003 as compared with 6% for the same period in 2002. For the Broadband Test Equipment product line, Broadband test equipment represented 31% of Telebyte's net sales in the first quarter of 2003 as compared with 38% for the same period in 2002.

Cost of sales for the first quarter ended March 31, 2003 was $555,427 as compared to $781,064 during the same period in 2002. Cost of sales as a percentage of net sales was 56.9% for the first quarter ended March 31, 2003 as compared to 60.9% of net sales during the same period in 2002. The decrease in cost of sales was primarily due to product sales mix and improved efficiencies in manufacturing.

Selling, general and administrative expenses for the first quarter of 2003 were $388,981 compared to $597,748 during the first quarter of 2002 a decrease of $208,767. The decrease was the result of aggressive cost reduction measures taken by management. These measures included reduction of salary and benefits of selected Company personnel and reduction of outside contractor services. The cost cutting measures were designed to have minimal affect on operations.

The Company began a program of translating its website www.telebytedatacom.com into foreign languages so as to broaden its presence in the international marketplace and provide stronger support for its international distributors. During this quarter the Company completed the translation of this website into Russian, Italian and Spanish. Other translation projects are either underway or planned for the future.

Research and development expenses for the first quarter of 2003 increased to $290,028 compared to $190,128 during the same quarter in 2002. During this quarter the Company's research and development efforts principally focused on the Model 4101-J, a new entry in the broadband product line. The Model 4101-J will be employed during the design and development of modems and signaling devices used for the new ADSL+ broadband access strategy in Japan. This unit simulates the attenuation, phase, impedance and DC resistance of Japanese local loop used for ADSL+ signaling.

During the first quarter of 2003, the Company had other income totaling $113,185, of which $113,000 represents income from customer funded Research and Development. There was no such income during the first quarter of 2002.

The effective tax rate in first quarter of 2003 was 2%, compared with 40% in the same quarter of 2002. The reduction in effective tax rate is due to the tax benefit of net operating loss carry backs in the first quarter of 2002. There was no tax benefit of net operating loss carry backs in the first quarter of 2003.

The net loss was $(155,763), or $(.12) diluted per share, for the first quarter of 2003 compared to a net loss of $(177,761) or $(.14) diluted per share, in the same quarter of 2002. The net loss during the first quarter of 2003 is primarily attributed to the decrease of 23.9% of sales.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the three months ended March 31, 2003 was $66,119 compared to net cash used of $241,022 in the same period of 2002. The decrease in net cash used during the first quarter of 2003 resulted from increased utilization of trade credit to fund the increase in inventories.

Working capital decreased to $1,885,029 as of March 31, 2003 as compared with $2,019,502 as of December 31, 2002. The current ratio as of March 31, 2003 decreased to 3.21:1 compared to 4.21:1 as of December 31, 2002.

The Company has an agreement with a financial institution (the "Agreement"), expiring May 31, 2003, which provides us with a line of credit of up to $500,000 based on our eligible accounts receivable, purchased components and materials and finished goods inventories, as defined in the Agreement. Further, the Agreement contains certain financial covenants, which require us to maintain a minimum level of tangible net worth and places limitations on the ratio of our total debt to our tangible net worth, as defined in the Agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus 1%. Net borrowings under this line of credit totaled $48,134 at March 31, 2003.

While the Company believes that the Agreement will be renewed upon its expiration on May 31, 2003, the Company has no guarantee of a renewal and, accordingly, there is a risk that the corresponding line of credit could be eliminated as a resource on May 31, 2003. If the line of credit is not renewed, the Company believes it can obtain alternative financing; however, there can be no assurances that alternative financing will be available.

In January 1999, we secured an additional reducing revolving line of credit from the same institution that provides for initial borrowings up to a maximum of $1,000,000. Availability under the reducing revolving line of credit decreases by approximately $11,900 per month and the line expires January 2006. Availability under this line at March 31, 2003 was approximately $404,000. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90%. Net borrowings under this line of credit totaled $398,327 at March 31, 2003.

We believe that cash generated by our future operations, current cash and cash equivalents, and the existing lines of credit should supply the cash resources to meet our cash needs for at least the next 12 months. However, this expectation is not at all guaranteed and it may be that these cash resources fall short of the Company's cash needs over the next 12 months.

ITEM 3. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing of this quarterly report, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any significant deficiencies or material weaknesses found in the Company's internal controls.

PART II -- OTHER INFORMATION


ITEM 1. Legal Proceedings

      Not applicable.

ITEM 2. Changes in Securities

      Not applicable.

ITEM 3. Defaults Upon Senior Securities

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

ITEM 5. Other Information

      Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(i)   Exhibits

      99.1 Certification of the CEO and the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEBYTE, INC.


By: \s\ Kenneth S. Schneider
    ------------------------
    Kenneth S. Schneider
    Chairman of the Board
    (Principal Executive Officer)


By: \s\Michael Breneisen
    ------------------------
    Michael Breneisen, President
    (Principal Financial and Accounting Officer)

Date:    May 15, 2003

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

Date: May 15, 2003

                                                 By:  /s/ Kenneth S. Schneider
                                                    ----------------------------
Kenneth S. Schneider
Chairman and Chief Executive Officer

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

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


By:  /s/ Michael Breneisen
   -------------------------
Michael Breneisen
President and Chief Financial Officer