Form 10QSB
period 2003-06-30
TELEBYTE TECHNOLOGY INC
filed 2003-08-14
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to _________

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

                  270 Pulaski Road, Greenlawn, New York, 11740
                    (Address of principal executive offices)

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

                                 Yes |X| No |_|

As of August 14, 2003, there were outstanding 1,253,631 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                                 Yes |_| No |X|

                           TELEBYTE, INC. & SUBSIDIARY

                                      INDEX

PART I FINANCIAL INFORMATION

      ITEM 1. Consolidated Financial Statements

                Consolidated Balance Sheet
                June 30, 2003 (Unaudited)

                Consolidated Statements of Operations
                Three and six months ended
                June 30, 2003 and 2002 (Unaudited)

                Consolidated Statement of Shareholders' Equity
                Six months ended
                June 30, 2003 (Unaudited)

                Consolidated Statements of Cash Flows
                Six months ended
                June 30, 2003 and 2002 (Unaudited)

                Notes to Condensed Consolidated Financial
                Statements (Unaudited)

      ITEM 2. Management's Discussion and Analysis or Plan of Operation

      ITEM 3. Controls and Procedures

PART II OTHER INFORMATION

      ITEM 6. Exhibits and Reports on Form 8-K

SIGNATURES

Part I Financial Information

Item 1. Financial Statements

                           TELEBYTE, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)

ASSETS
CURRENT ASSETS
             Cash and cash equivalents                                     $   77,950
             Accounts receivable, net of allowance of $47,942                 460,965
             Inventories                                                    1,675,239
             Prepaid expenses                                                  78,283
             Refundable income taxes                                          169,942
             Deferred income taxes                                            208,000
                                                                           ----------
             TOTAL CURRENT ASSETS                                           2,670,379

PROPERTY AND EQUIPMENT, net                                                  1,024,038

INTANGIBLE ASSETS, net                                                         70,133

OTHER ASSETS                                                                   35,000
                                                                           ----------
                                                                           $3,799,550
                                                                           ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts payable                                              $  299,804
             Accrued expenses                                                 160,745
             Borrowings under line of credit                                  304,623
             Current maturities of long-term debt                             111,689
             Current maturities of capital lease obligations                    7,206
                                                                           ----------
             TOTAL CURRENT LIABILITIES                                        884,067

LONG-TERM BORROWINGS UNDER LINE OF CREDIT                                     361,954

LONG-TERM DEBT, less current maturities                                       480,294

DEFERRED SERVICE REVENUE                                                       23,509
DEFERRED INCOME TAXES                                                          76,000

SHAREHOLDERS' EQUITY
             Common stock - $.01 par value; 9,000,000 shares authorized;
               1,253,631 shares issued and outstanding                         12,536
             Capital in excess of par value                                 1,781,672
             Retained earnings                                                179,518
                                                                           ----------
                                                                            1,973,726
                                                                           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $3,799,550
                                                                           ==========

The accompanying notes are an integral part of this financial statement.

                           TELEBYTE, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months                 Six Months
                                                         ended June 30,               ended June 30,
                                                  --------------------------    --------------------------

                                                      2003           2002           2003           2002
                                                  -----------    -----------    -----------    -----------

NET SALES                                         $ 1,050,643    $ 1,325,541    $ 2,027,208    $ 2,608,859

COST OF SALES                                         581,022        758,960      1,136,449      1,540,024
                                                  -----------    -----------    -----------    -----------
GROSS PROFIT                                          469,621        566,581        890,759      1,068,835
                                                  -----------    -----------    -----------    -----------

OPERATING EXPENSES
      Selling, general and administrative             392,227        478,000        781,208      1,075,748
      Research and development                        152,463        176,445        442,491        366,573
                                                  -----------    -----------    -----------    -----------
                                                      544,690        654,445      1,223,699      1,442,321
                                                  -----------    -----------    -----------    -----------

Operating loss                                        (75,069)       (87,864)      (332,940)      (373,486)
                                                  -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
    Other income                                       12,217          8,772        125,402          8,772
    Rental income                                      12,049         12,049         24,098         24,098
    Interest income                                        84            201            215            429
    Interest expense                                  (19,288)       (31,515)       (39,545)       (54,431)
                                                  -----------    -----------    -----------    -----------

       Loss before income taxes                       (70,007)       (98,357)      (222,770)      (394,618)

Provision (benefit) for income taxes                      802         (4,470)         3,802       (122,970)
                                                  -----------    -----------    -----------    -----------

NET LOSS                                          $   (70,809)   $   (93,887)   $  (226,572)   $  (271,648)
                                                  ===========    ===========    ===========    ===========

Loss per common share:
      Basic                                       $     (0.06)   $     (0.07)   $     (0.18)   $     (0.22)
                                                  ===========    ===========    ===========    ===========
      Diluted                                     $     (0.06)   $     (0.07)   $     (0.18)   $     (0.22)
                                                  ===========    ===========    ===========    ===========

Shares used in computing loss per common share:

      Basic                                         1,253,631      1,253,631      1,253,631      1,253,631
                                                  ===========    ===========    ===========    ===========
      Diluted                                       1,253,631      1,253,631      1,253,631      1,253,631
                                                  ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

                             Number of                   Capital in
                               shares        Common       excess of     Retained
                               issued         stock       par value     earnings        Total
                               ------         -----       ---------     --------        -----
Balance at January 1, 2003     1,253,631   $    12,536   $ 1,781,672   $   406,090   $ 2,200,298


Net loss                                                                  (226,572)     (226,572)
                             -----------   -----------   -----------   -----------   -----------

Balance at June 30, 2003       1,253,631   $    12,536   $ 1,781,672   $   179,518   $ 1,973,726
                             ===========   ===========   ===========   ===========   ===========

The accompanying notes are an integral part of this financial statement.

                           TELEBYTE, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months
                                                                    ended June 30,
                                                                ----------------------

                                                                   2003         2002
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $(226,572)   $(271,648)
     Adjustments to reconcile net loss  to
        net cash used in operating activities:
              Provision for bad debts                               2,942        6,000
              Depreciation and amortization                        90,985       82,343
              Provision for inventory obsolescence                 24,000       24,998
              Loss from disposal of property and equipment             --        3,923
              Decrease (increase) in operating assets:
                Accounts receivable                               (11,612)    (126,144)
                Inventories                                       (91,452)      38,271
                Prepaid expenses, taxes and other                  11,828      (81,243)
                Increase (decrease) in operating liabilities:
                Accounts payable                                  (30,055)      (5,365)
                Accrued expenses and taxes                        (29,509)     (24,529)
                Deferred service revenue                            1,759       12,548
                                                                ---------    ---------

              Net cash used in operating activities              (257,686)    (340,846)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                           (2,498)      (8,843)
                                                                ---------    ---------

              Net cash used in investing activities                (2,498)      (8,843)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long term debt                         (50,929)     (46,413)
     Principal payments on capital lease obligations               (5,893)      (5,403)
     Net borrowings under line of credit agreement                304,623       74,274
     Net (payments) borrowings under long-term line of credit     (32,156)     230,539
                                                                ---------    ---------

              Net cash provided by financing activities           215,645      252,997
                                                                ---------    ---------

              Net decrease in cash and cash equivalents           (44,539)     (96,692)

Cash and cash equivalents at beginning of period                  122,489      245,057
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $  77,950    $ 148,365
                                                                =========    =========

The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2003, the consolidated statements of operations, shareholders' equity and cash flows, for the three-months and six-months in the periods ended June 30, 2003 and 2002, have been prepared by us, without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present, fairly, the financial position, results of operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as amended. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

2. EARNINGS PER SHARE

Excluded from the calculation of diluted earnings per share are 606,250 options to purchase the Company's common stock for the three and six months ended June 30, 2003 and 533,000 options, for the three and six months ended June 30, 2002, as their inclusion would be anti-dilutive.

The Company applies APB Opinion No. 25 in accounting for its fixed price stock options. Accordingly, no compensation cost for options has been recognized in the financial statements. The chart below sets forth the Company's net loss and net loss per share for three and six months ended June 30, 2003 and 2002, as reported on a pro forma basis as if the compensation cost of stock options had been determined consistent with SFAS 123.

                                                             Three Months                 Six Months
                                                            Ended June 30,              Ended June 30,
                                                     --------------------------    --------------------------
                                                         2003           2002           2003           2002
                                                     -----------    -----------    -----------    -----------
Net Loss, as reported                                $   (70,809)   $   (93,887)   $  (226,572)   $  (271,648)
            Deduct:  Total stock-based employee
            compensation expense determined
            under fair value based method for
            all awards, net of related tax effects       (22,673)        (1,451)       (45,346)        (1,451)
                                                     -----------    -----------    -----------    -----------

Pro forma net loss                                   $   (93,482)   $   (95,338)   $  (271,918)   $  (273,099)
                                                     ===========    ===========    ===========    ===========

Basic loss Per Share:
            As Reported                              $     (0.06)   $     (0.07)   $     (0.18)   $     (0.22)
            Pro forma                                $     (0.07)   $     (0.08)   $     (0.22)   $     (0.22)

Diluted loss Per Share:
            As Reported                              $     (0.06)   $     (0.07)   $     (0.18)   $     (0.22)
            Pro forma                                $     (0.07)   $     (0.08)   $     (0.22)   $     (0.22)

3. BUSINESS SEGMENTS

The Company has two reportable segments: Telebyte is a manufacturer of technology products and Nextday.com distributes Telebyte's and other manufacturers' products through e-commerce.

The Company's chief operating decision maker utilizes net sales and net earnings
(loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies as set forth in the December 31, 2002 Annual Report on Form 10-KSB, as amended. Information about the Company's segments for the three months and six months ended June 30, 2003 and 2002 are as follows:

                                            Three Months                 Six Months
                                           Ended June 30,               Ended June 30,
                                    -----------    -----------    -----------    -----------
                                        2003           2002           2003           2002
                                    -----------    -----------    -----------    -----------
Net sales from external customers
Telebyte                            $ 1,038,096    $ 1,294,601    $ 2,006,770    $ 2,438,886
Nextday.com
                                         12,547         30,940         20,438        169,973
                                    -----------    -----------    -----------    -----------

                                    $ 1,050,643    $ 1,325,541    $ 2,027,208    $ 2,608,859
                                    ===========    ===========    ===========    ===========

Intersegment net sales
Telebyte                            $      (325)   $    (9,428)   $      (325)   $    (8,207)
Nextday.com                                  --             --             --             --
                                    -----------    -----------    -----------    -----------

                                    $      (325)   $    (9,428)   $      (325)   $    (8,207)
                                    ===========    ===========    ===========    ===========

Operating loss
Telebyte                            $   (70,709)   $   (84,069)   $  (324,695)   $  (356,224)
Nextday.com
                                         (4,360)        (3,795)        (8,245)       (17,262)
                                    -----------    -----------    -----------    -----------

                                    $   (75,069)   $   (87,864)   $  (332,940)   $  (373,486)
                                    ===========    ===========    ===========    ===========

Loss before income taxes
Telebyte                            $   (65,669)   $   (94,659)   $  (214,571)   $  (377,566)
Nextday.com
                                         (4,338)        (3,698)        (8,199)       (17,052)
                                    -----------    -----------    -----------    -----------

                                    $   (70,007)   $   (98,357)   $  (222,770)   $  (394,618)
                                    ===========    ===========    ===========    ===========

Identifiable assets
Telebyte                                                          $ 3,734,752    $ 4,781,777

Nextday.com                                                            64,798        116,508
                                                                  -----------    -----------

                                                                  $ 3,799,550    $ 4,898,285
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

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

When used herein, the words "believe," "anticipate," "think," "intend," "will be," "expect" and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future performance and involve certain risks and uncertainties discussed herein and under the caption "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2002, as amended, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers are also urged carefully to review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation." All references to a fiscal year are to our fiscal year, which ends December 31.

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

For additional information regarding our critical accounting policies and estimates, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-KSB for the year ended December 31, 2002, as amended.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2003 and 2002

Net sales during the second quarter ended June 30, 2003 decreased 20.7% to $1,050,643 compared to net sales of $1,325,541 for the same period in 2002. Net sales for the six months ended June 30, 2003 decreased 22.3% to $2,027,208 compared to net sales of $2,608,859 for the same period in 2002. This decrease in sales is primarily due to the general downturn in the economy.

With respect to the sales in each of the Company's product lines results are as follows. For the Data Communications products; the sale of interface converters represented 38% of Telebyte's net sales in the second quarter of 2003 as compared to 40% for the same period in 2002, the sale of short haul modems represented 17% of Telebyte's net sales in the second quarter of 2003 as compared to 10% for the same period in 2002. For the Broadband Test Equipment product line, Broadband test equipment represented 30% of Telebyte's net sales in the second quarter of 2003 as compared with 38% for the same period in 2002.

Cost of sales for the second quarter ended June 30, 2003 of $581,022 decreased 23.4% compared with cost of sales of $758,960 during the second quarter of 2002. Cost of sales for the six months ended June 30, 2003 of $1,136,449 also decreased 26.2% compared with cost of sales of $1,540,024 during the same period in 2002. The decreases in cost of sales are attributed to the decreases in net sales as discussed above. Cost of sales as a percentage of net sales was 55.3% for the second quarter ended June 30, 2003 as compared with 57.3% of net sales during the same period in 2002. Cost of sales as a percentage of net sales was 56.1% for the six months ended June 30, 2003 as compared with 59.0% of net sales for the same period in 2002. The increase in our gross profit margin percentage was primarily due to improved efficiencies in manufacturing.

Selling, general and administrative expenses for the second quarter ended June 30, 2003 of $392,227 decreased by $85,773 from $478,000 during the same period in of 2002. Selling, general and administrative expenses for the six months ended June 30, 2003 of $781,208 decreased by $294,540 from $1,075,748 during the same period in of 2002. The decrease was the result of aggressive cost reduction measures taken by management. These measures included reduction of salary and benefits of selected Company personnel and reduction of outside contractor services.

The Company began a program of translating its website www.telebytedatacom.com into foreign languages so as to broaden its presence in the international marketplace and provide stronger support for its international distributors. During this quarter the Company completed the translation of this website into Korean and Chinese. Other translation projects are either underway or planned for the future.

Research and development expenses, for the second quarter of 2003, of $152,463 decreased by $23,982, compared with $176,445 during the second quarter of 2002. Research and development expenses for the six months ended June 30, 2003 of $442,491 increased by $75,918, compared with $366,573 during the same period in 2002. During this quarter the Company's research and development efforts continued to focus principally on the Model 4101-J. The Model 4101-J will be used during the design and development of modems and signaling devices used for the new ADSL+ broadband access strategy in Japan. Prototypes of the 4101-J were delivered to customers in Japan and the Company expects to introduce the product to the marketplace during the third quarter of 2003.

Interest expense decreased to $19,288 during the second quarter of 2003 from $31,515 for the same period in 2002. Interest expense decreased to $39,545 during the six months ended June 30, 2003 from $54,431 for the same period in 2002. The decrease in interest expenses is primarily due to lower borrowings on the Company's credit facilities during 2003 compared to 2002.

The effective tax rate in second quarter of 2003 was 1.1%, compared with 4.5% in the same quarter of 2002. The effective tax rate for the six months ended June 30, 2003 was 1.7%, compared with (31.2)% in the same period in 2002. The reduction in the effective tax rate is due to a valuation allowance applied to the tax benefits from the Company's net operating losses for the three and six months ended June 30, 2003.

The Company had a net loss of $(70,809), or $(0.06) diluted per share, for the second quarter of 2003 as compared with a net loss of $(93,887), or $(0.07) diluted per share, in the same quarter of 2002. The Company had a net loss of $(226,572), or $(0.18) diluted per share, for the six months ended

June 30, 2003 as compared with a net loss of $(271,648), or $(0.22) diluted per share, in the same six month period of 2002. The net loss during 2003 is due primarily to the decrease in net sales as described above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the six months ended June 30, 2003 was $257,686 compared with net cash used of $340,846 in the same period of 2002. This change is due primarily to the lower level of Accounts Receivable during second quarter of 2003 compared to the same period in 2002.

Working capital of $1,786,312 at June 30, 2003 decreased compared with $2,019,502 at December 31, 2002. The current ratio as of June 30, 2003 increased slightly to 3:1 compared to 4.2:1 as of December 31, 2002.

The Company has an agreement with a financial institution (the "Agreement"), expiring August 31, 2003, which provides us with a line of credit of up to $500,000 based on our eligible accounts receivable, purchased components and materials and finished goods inventories, as defined in the Agreement. Further, the Agreement contains certain financial covenants, which require us to maintain a minimum level of tangible net worth and places limitations on the ratio of our total debt to our tangible net worth, as defined in the Agreement. Borrowings under the line of credit bear interest at the bank's specified prime rate plus 1%. Net borrowings under this line of credit totaled $304,623 at June 30, 2003.

While the Company believes that the Agreement will be renewed upon its expiration on August 31, 2003, the Company has no guarantee of a renewal and, accordingly, there is a risk that the corresponding line of credit could be eliminated as a resource on August 31, 2003. If the line of credit is not renewed, the Company believes it can obtain alternative financing; however, there can be no assurances that alternative financing will be available.

In January 1999, we secured an additional reducing revolving line of credit from the same institution that provides for initial borrowings up to a maximum of $1,000,000. Availability under the reducing revolving line of credit decreases by approximately $11,900 per month and the line expires January 2006. Availability under this line at June 30, 2003 was approximately $368,000. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90%. Net borrowings under this line of credit totaled $361,954 at June 30, 2003.

We believe that cash generated by our future operations, current cash and cash equivalents, and the existing lines of credit should supply the cash resources to meet our cash needs for at least the next 12 months. However, this expectation is not at all guaranteed and it may be that these cash resources fall short of the Company's cash needs over the next 12 months.

ITEM 3. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were any significant deficiencies or material weaknesses found in the Company's internal controls.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable.

Item 2. Changes in Securities

      Not applicable.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(i)   Exhibits

      31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of the CEO and the CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEBYTE, INC.

By:           \s\
  -------------------------------------
    Kenneth S. Schneider
    Chairman of the Board
    (Principal Executive Officer)

By:            \s\
   ------------------------------------

   Michael Breneisen, President
   (Principal Financial and Accounting Officer)

Date: August 14, 2003