Form 10QSB
period 2003-09-30
TELEBYTE TECHNOLOGY INC
filed 2003-11-14
CIK 726451

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to _________________

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

                                 Yes |X| No |_|

As of November 14, 2003, there were outstanding 1,253,631 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one);

                                 Yes |_| No |X|

                           TELEBYTE, INC. & SUBSIDIARY

                                      INDEX

PART I FINANCIAL INFORMATION

         ITEM 1.  Consolidated Condensed Financial Statements

                     Consolidated Balance Sheet
                     September 30, 2003 (Unaudited)

                     Consolidated Statements of Operations
                     Three and nine months ended
                     September 30, 2003 and 2002 (Unaudited)

                     Consolidated Statement of Shareholders' Equity Nine months ended
                     September 30, 2003 (Unaudited)

                     Consolidated Statements of Cash Flows
                     Nine months ended
                     September 30, 2003 and 2002 (Unaudited)

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

         ITEM 4.  Submission of Matters to a Vote of Security Holders

         ITEM 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Part I Financial Information
Item 1. Financial Statements

                           TELEBYTE, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)

ASSETS
CURRENT ASSETS
             Cash and cash equivalents                                     $  117,716
             Accounts receivable, net of allowance of $47,942                 626,629
             Inventories                                                    1,494,115
             Prepaid expenses                                                  66,222
             Deferred income taxes                                            208,000
                                                                           ----------
             TOTAL CURRENT ASSETS                                           2,512,682

PROPERTY AND EQUIPMENT, net                                                 1,011,283

INTANGIBLE ASSETS, net                                                         61,463

OTHER ASSETS                                                                   35,000
                                                                           ----------
                                                                           $3,620,428
                                                                           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts payable                                              $  350,661
             Accrued expenses                                                 160,294
             Borrowings under line-of credit                                  132,997
             Current maturities of long-term debt                             113,155
             Current maturities of capital lease obligations                    4,162
                                                                           ----------
             TOTAL CURRENT LIABILITIES                                        761,269

LONG-TERM BORROWINGS UNDER LINE OF CREDIT                                     325,092

LONG-TERM DEBT, less current maturities                                       452,694

DEFERRED SERVICE REVENUE                                                       23,509

DEFERRED INCOME TAXES                                                          76,000

SHAREHOLDERS' EQUITY
             Common stock - $.01 par value; 9,000,000 shares authorized;
               1,253,631 shares issued and outstanding                         12,536
             Capital in excess of par value                                 1,781,672
             Retained earnings                                                187,656
                                                                           ----------
                                                                            1,981,864
                                                                           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $3,620,428
                                                                           ==========

The accompanying notes are an integral part of this financial statement.

                           TELEBYTE, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        Three Months                         Nine Months
                                                                     Ended September 30,                 Ended September 30,
                                                                -----------------------------       -----------------------------

                                                                    2003              2002              2003              2002
                                                                -----------       -----------       -----------       -----------
NET SALES                                                       $ 1,154,923       $ 1,376,840       $ 3,182,131       $ 3,985,699

COST OF SALES                                                       658,485           810,397         1,794,934         2,350,421
                                                                -----------       -----------       -----------       -----------
GROSS PROFIT                                                        496,438           566,443         1,387,197         1,635,278
                                                                -----------       -----------       -----------       -----------

OPERATING EXPENSES
      Selling, general and administrative                           365,045           449,522         1,146,253         1,525,270
      Research and development                                      129,530           175,558           572,021           542,131
                                                                -----------       -----------       -----------       -----------
                                                                    494,575           625,080         1,718,274         2,067,401
                                                                -----------       -----------       -----------       -----------

Operating profit (loss)                                               1,863           (58,637)         (331,077)         (432,123)
                                                                -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE)
    Other income                                                      8,182            11,414           133,584            20,186
    Rental income                                                    12,048            12,048            36,146            36,146
    Interest income                                                      73               117               288               546
    Interest expense                                                (14,028)          (25,939)          (53,573)          (80,370)
                                                                -----------       -----------       -----------       -----------

       Earnings (loss) before income taxes                            8,138           (60,997)         (214,632)         (455,615)

(Benefit) provision for income taxes                                     --           (19,457)            3,802          (142,427)
                                                                -----------       -----------       -----------       -----------

NET EARNINGS (LOSS)                                             $     8,138       $   (41,540)      $  (218,434)      $  (313,188)
                                                                ===========       ===========       ===========       ===========

Earnings (loss) per common share:
      Basic                                                     $      0.01       $     (0.03)      $     (0.17)      $     (0.25)
                                                                ===========       ===========       ===========       ===========
      Diluted                                                   $      0.01       $     (0.03)      $     (0.17)      $     (0.25)
                                                                ===========       ===========       ===========       ===========

Shares used in computing earnings (loss) per common share:

      Basic                                                       1,253,631         1,253,631         1,253,631         1,253,631
                                                                ===========       ===========       ===========       ===========
      Diluted                                                     1,341,558         1,253,631         1,253,631         1,253,631
                                                                ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

                                      Number of                             Capital in
                                       shares              Common            excess of            Retained
                                       issued              stock             par value            earnings                Total
                                      ---------           --------          -----------           ---------            -----------
Balance at January 1, 2003            1,253,631           $ 12,536          $ 1,781,672           $ 406,090            $ 2,200,298

Net loss                                                                                           (218,434)              (218,434)
                                      ---------           --------          -----------           ---------            -----------

Balance at September 30, 2003         1,253,631           $ 12,536          $ 1,781,672           $ 187,656            $ 1,981,864
                                      =========           ========          ===========           =========            ===========

The accompanying notes are an integral part of this financial statement.

                           TELEBYTE, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months
                                                                         Ended September 30,
                                                                      -------------------------

                                                                         2003            2002
                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                         $(218,434)      $(313,188)
     Adjustments to reconcile net loss to
        net cash provided by (used in) operating activities:
             Provision for bad debts                                      2,942           9,000
             Depreciation and amortization                              129,560         135,272
             Provision for inventory obsolescence                        46,000          68,331
             Loss from disposal of property and equipment                    --           3,923
             Decrease (increase) in operating assets:
               Accounts receivable                                     (177,276)       (188,659)
               Inventories                                               67,672         283,516
               Prepaid expenses, taxes and other                        193,831         129,032
               Increase (decrease) in operating liabilities:
               Accounts payable                                          20,802        (157,580)
               Accrued expenses and taxes                               (29,960)        (43,690)
               Deferred service revenue                                   1,759          14,258
                                                                      ---------       ---------

             Net cash provided by (used in) operating activities         36,896         (59,785)
                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                                (19,648)         (8,843)
                                                                      ---------       ---------

             Net cash used in investing activities                      (19,648)         (8,843)
                                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long term debt                               (77,063)        (60,650)
     Principal payments on capital lease obligations                     (8,937)         (8,194)
     Net borrowings (payments) under line of credit agreement           132,997        (233,002)
     Net (payments) borrowings under long-term line of credit           (69,018)        212,409
                                                                      ---------       ---------

             Net cash used in financing activities                      (22,021)        (89,437)
                                                                      ---------       ---------

             Net decrease in cash and cash equivalents                   (4,773)       (158,065)

Cash and cash equivalents at beginning of period                        122,489         245,057
                                                                      ---------       ---------

Cash and cash equivalents at end of period                            $ 117,716       $  86,992
                                                                      =========       =========

The accompanying notes are an integral part of these financial statements.

                           TELEBYTE, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2003, the consolidated statements of operations, shareholders' equity and cash flows, for the three months and nine months in the periods ended September 30, 2003 and 2002, have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly, the financial position, results of operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as amended. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

2.    EARNINGS PER SHARE

The number of shares used in the Company's basic and diluted earnings per share computations are as follows:

                                                      Three Months                  Nine Months
                                                   Ended September 30,          Ended September 30,
                                                ------------------------------------------------------
                                                   2003           2002          2003          2002
                                                ------------------------------------------------------
Weighted average common shares outstanding      1,253,631      1,253,631      1,253,631      1,253,631
   for basic earnings per share

Common stock equivalents for stock options         87,927             --             --             --
                                                ---------      ---------      ---------      ---------

Weighted average common shares outstanding
   for diluted earnings per share               1,341,558      1,253,631      1,253,631      1,253,631
                                                =========      =========      =========      =========

Excluded from the calculation of diluted earnings per share are 514,500 and 802,750 options to purchase the Company's common stock for the three and nine months ended September 30, 2003, respectively and 533,000 options for the three and nine months ended September 30, 2002, as their inclusion would be anti-dilutive.

The Company applies APB Opinion No. 25 in accounting for its fixed price stock options. Accordingly, no compensation cost for options has been recognized in the financial statements. The chart below sets forth the Company's net loss and net loss per share for three and nine months ended September 30, 2003 and 2002, as reported on a pro forma basis as if the compensation cost of stock options had been determined consistent with SFAS 123.

                                                                Three Months                      Nine Months
                                                             Ended September 30,               Ended September 30,
                                                        ----------------------------      -----------------------------
                                                            2003             2002             2003              2002
                                                        -----------      -----------      -----------       -----------
Net Income (loss), as reported                          $     8,138      $   (41,540)     $  (218,434)      $  (313,188)
            Deduct: Total stock-based employee
            compensation expense determined
            under fair value based method for
            all awards, net of related tax effects          (87,134)          (5,284)        (132,480)          (15,852)
                                                        -----------      -----------      -----------       -----------

Pro forma net loss                                      $   (78,996)     $   (46,824)     $  (350,914)      $  (329,040)
                                                        ===========      ===========      ===========       ===========

Basic Income (loss) Per Share:
            As Reported                                 $      0.01      $     (0.03)     $     (0.17)      $     (0.25)
            Pro forma                                   $     (0.06)     $     (0.04)     $     (0.28)      $     (0.26)

Diluted Income (loss) Per Share:
            As Reported                                 $      0.01      $     (0.03)     $     (0.17)      $     (0.25)
            Pro forma                                   $     (0.06)     $     (0.04)     $     (0.28)      $     (0.26)

3.    BUSINESS SEGMENTS

The Company has two reportable segments: Telebyte is a manufacturer of technology products and Nextday.com distributes Telebyte's and other manufacturers' products through e-commerce.

The Company's chief operating decision maker utilizes net sales and net earnings
(loss) information in assessing performance and making overall operating decisions and resource allocations. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies as set forth in the December 31, 2002 Annual Report on Form 10-KSB, as amended. Information about the Company's segments for the three months and nine months ended September 30, 2003 and 2002 are as follows:

                                                  Three Months                        Nine Months
                                              Ended September 30,                 Ended September 30,
                                         -----------------------------       -----------------------------
                                             2003              2002              2003              2002
                                         -----------       -----------       -----------       -----------
Net sales from external customers
Telebyte                                 $ 1,138,897       $ 1,364,010       $ 3,145,667       $ 3,802,896
Nextday.com                                   16,027            12,830            36,463           182,803
                                         -----------       -----------       -----------       -----------

                                         $ 1,154,923       $ 1,376,840       $ 3,182,131       $ 3,985,699
                                         ===========       ===========       ===========       ===========

Intersegment net sales (returns)
Telebyte                                 $     6,758       $     5,576       $     6,433       $    (2,631)
Nextday.com                                       --                --                --                --
                                         -----------       -----------       -----------       -----------

                                         $     6,758       $     5,576       $     6,433       $    (2,631)
                                         ===========       ===========       ===========       ===========

Operating (loss) profit
Telebyte                                 $    (2,128)      $   (40,203)      $  (326,822)      $  (396,427)
Nextday.com                                    3,991           (18,434)           (4,255)          (35,696)
                                         -----------       -----------       -----------       -----------

                                         $     1,863       $   (58,637)      $  (331,077)      $  (432,123)
                                         ===========       ===========       ===========       ===========

Earnings (loss) before income taxes
Telebyte                                 $     4,138       $   (42,621)      $  (210,433)      $  (420,186)
Nextday.com                                    4,000           (18,376)           (4,199)          (35,429)
                                         -----------       -----------       -----------       -----------

                                         $     8,138       $   (60,997)      $  (214,632)      $  (455,615)
                                         ===========       ===========       ===========       ===========

Identifiable assets
Telebyte                                                                     $ 3,573,964       $ 4,250,381

Nextday.com                                                                       46,465            94,264
                                                                             -----------       -----------

                                                                             $ 3,620,428       $ 4,344,645
                                                                             ===========       ===========

4.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46). "Consolidation of Variable Interest Entities." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to preexisting entities of the Company as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which the Company becomes involved beginning February 1, 2003

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2003 and 2002

Net sales during the third quarter ended September 30, 2003 decreased 16.1% to $1,154,923 compared to sales of $1,376,840 for the same period in 2002. Net sales for the nine months ended September 30, 2003 decreased 20.2% to $3,182,131 compared with net sales of $3,985,699 for the same period in 2002. This decrease in sales is primarily due to a decrease of the Company's Broadband Test Equipment product sales in Asia. In addition, the Company's Interface Converter product line sales decreased due to a shortage of a critical fiber optic component.

With respect to the sales in each of the Company's product lines results are as follows. For the Data Communications products; the sale of interface converters represented 46% of Telebyte's net sales in the third quarter of 2003 as compared to 43% for the same period in 2002, the sale of short haul modems represented 16% of Telebyte's net sales in the third quarter of 2003 as compared to 14% for the same period in 2002. For the Broadband Test Equipment product line, Broadband test equipment represented 25% of Telebyte's net sales in the third quarter of 2003 as compared with 28% for the same period in 2002.

Cost of sales for the third quarter ended September 30, 2003 of $658,485 decreased from $810,397 during the same period in 2002. Cost of sales as a percentage of net sales was 57.0% for the third quarter ended September 30, 2003 as compared with 58.9% of net sales during the same period in 2002. Cost of sales for the nine months ended September 30, 2003 of $1,794,934 decreased from $2,350,421 during the same period in 2002. Cost of sales as a percentage of net sales was 56.4% for the nine months ended September 30, 2003 as compared with 59.0% of net sales for the same period in 2002. The increase in our gross profit margin percentage was primarily due to improved efficiencies in manufacturing.

Selling, general and administrative expenses for the third quarter ended September 30, 2003 of $365,045 decreased by $84,477 from $449,522 for the same period in 2002. Selling, general and administrative expenses for the nine months ended September 30, 2003 of $1,146,253 decreased by $379,017 from $1,525,270 for the same period in 2002. The decrease was the result of aggressive cost reduction measures taken by management. These measures included reduction of salary and benefits of selected Company personnel and reduction of outside contractor services.

The Company began a program of translating its website www.telebytedatacom.com into foreign languages so as to broaden its presence in the international marketplace and provide stronger support for its international distributors. During this quarter the Company completed the translation of this website into Portuguese. Other translation projects are either underway or planned for the future.

Research and development expenses for the third quarter ended September 30, 2003 of $129,530 decreased by $46,028, compared to $175,558 for the same period in 2002. Research and development expenses for the nine months ended September 30, 2003 of $572,021 increased by $29,890, compared with $542,131 during the same period in 2002. During this quarter the Company's research and development efforts focused on the development of a Universal Noise Generator (Model 4801). With this product the Company will be able to provide a key, test equipment, requirement for the laboratory development of Digital Subscriber Line (DSL) modems and DSLAMs. Modems and DSLAMs must operate effectively under performance tests defined by industry standards . These performance tests define specific noise/interference environments. The Universal Noise Generator provides the ability to generate, accurately, the required noise/interference environment. The different environments are provided as software and can be menu selected. As new standards define different noise/interference environments the new standard noises can be easily loaded into the Universal Noise Generator. The Company expects to introduce the Model 4801 during the fourth quarter of 2003.

Interest income decreased to $73 for the third quarter ended September 30, 2003 from $117 for the same period in 2002. Interest income decreased to $288 during the nine months ended September 30, 2003 from $546 for the same period in 2002. The decrease in interest income is primarily due to lower levels of cash on deposit during 2003 compared to 2002.

Interest expense decreased to $14,028 for the third quarter ended September 30, 2003 from $25,939, for the same period in 2002. Interest expense decreased to $53,573 during the nine months ended September 30, 2003 from $80,370 for the same period in 2002. The decrease in interest expenses is primarily due to lower borrowings on the Company's credit facilities during 2003 compared to 2002 and a reduction in the mortgage interest rate on June 1, 2003 from 9.3% to 5.1%.

Other income decreased to $8,182 for the third quarter ended September 30, 2003 from $11,414, for the same period in 2002. Other income increased to $133,584 during the nine months ended September 30,

2003 from $20,186, for the same period in 2002. During the nine months ended September 30, 2003 other income totaling $125,200 was from customer funded Research and Development.

The effective tax rate in third quarter of 2003 was 0.0%, compared with (31.9)% in the same quarter of 2002. The effective tax rate for the nine months ended September 30, 2003 was 1.7%, compared with (31.2)% in the same period in 2002. The reduction in the effective tax rate is due to a valuation allowance applied to the tax benefits from the Company's net operating losses for the three and nine months ended September 30, 2003.

The Company had net earnings of $8,138, or $0.01 diluted per share, for the third quarter ended September 30, 2003 as compared to a net loss of $(41,540), or $(0.03) diluted per share, in the same quarter of 2002. The Company had a net loss of $(218,434), or $(0.17) diluted per share, for the nine months ended September 30, 2003 as compared to a net loss of $(313,188), or $(0.25) diluted per share, in the same nine month period of 2002. The net loss during 2003 is due primarily to the decrease in net sales as described above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 2003 was $36,896 compared to net cash used in operations of $59,785 in the same period of 2002. We believe this change is due primarily to the refund of income taxes received during the third quarter of 2003.

Working capital decreased as of September 30, 2003 by $268,089 to $1,751,413 compared with $2,019,502 from December 31, 2002. The current ratio as of September 30, 2003 decreased to 3.3:1 compared to 4.2:1 as of December 31, 2002.

The Company has an agreement with a financial institution (the "Agreement"), expiring December 31, 2003, which provides us with a line of credit of up to $300,000 based on our eligible accounts receivable, purchased components and materials and finished goods inventories, as defined in the Agreement. The Agreement contains certain financial covenants, which require us to maintain a minimum level of tangible net worth and places limitations on the ratio of our total debt to our tangible net worth, as defined in the Agreement. Further, the financial institution has introduced a new requirement an unconditional personal guaranty from the Company's Chairman and CEO, and largest shareholder. This guaranty is absolute, unconditional and continuing and shall remain in effect until all of the obligations have been fully paid. Borrowings under the line of credit bear interest at the bank's specified prime rate plus 1%. Net borrowings under this line of credit totaled $132,997 at September 30, 2003.

While the Company believes that the Agreement will be renewed upon its expiration on December 31, 2003, the Company has no guarantee of a renewal and, accordingly, there is a risk that the corresponding line of credit could be eliminated as a resource on December 31, 2003. If the line of credit is not renewed, the Company believes it can obtain alternative financing; however, there can be no assurances that alternative financing will be available.

In January 1999, we secured an additional reducing revolving line of credit from the same institution that provides for initial borrowings up to a maximum of $1,000,000. Availability under the reducing revolving line of credit decreases by approximately $11,900 per month and the line expires January

2006. Availability under this line at September 30, 2003 was approximately $333,320. Borrowings under this loan agreement bear interest at the 30-Day Commercial Paper Rate plus 2.90%. Net borrowings under this line of credit totaled $325,092 at September 30, 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

            The Annual Meeting of the Shareholders was held on August 25, 2003 at the offices of the Company, 270 Pulaski Road, Greenlawn, New York. The only matter voted on was the election of the Directors of the Company. The following people, already being directors, were elected to continue as directors; Mr. Jonathan Casher, Mr. Michael Breneisen, Mr. Jamil Sopher, Dr. Kenneth S. Schneider. For the election of directors 1,103,578 shares were represented by shareholders present or by proxy. The vote for each director was as follows: Mr. Jonathan Casher 1,100,378 votes for director and 3,200 votes against, Mr. Michael Breneisen 1,100,378 votes for director and 3,200 votes against, Mr. Jamil Sopher 1,100,378 votes for director and 3,200 votes against and Dr. Kenneth S. Schneider 1,100,378 votes for director and 3,200 votes against.

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

On September 15, 2003, the Company filed a Current Report on Form 8-K to report the granted options to purchase 100,000 shares of the Company's common stock pursuant to the Company's 2001 Stock Option Plan (the "Plan") to each of Kenneth Schneider, the Company's Chairman and CEO, and Michael Breneisen, the Company's President and CFO.

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

TELEBYTE, INC.


By:   /s/ Kenneth S. Schneider
      ------------------------
      Kenneth S. Schneider
      Chairman of the Board
      (Principal Executive Officer)


By:   /s/ Michael Breneisen
      ------------------------
      Michael Breneisen, President
      (Principal Financial and Accounting Officer)

Date: November 14, 2003